Form 10KSB40
period 1998-12-31
MICHIGAN COMMUNITY BANCORP LTD
filed 1999-03-31
CIK 1068901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission file number 0-25079

                       MICHIGAN COMMUNITY BANCORP LIMITED
                 (Name of small business issuer in its charter)

                 Michigan                               38-3390193
         (State of Incorporation)            I.R.S. Employer Identification No.

                              43850 Schoenherr Road
                           Sterling Heights, MI 48313
                    (Address of principal executive offices)

                                 (810) 532-8000
                         (Registrant's Telephone Number)
                                -----------------

Securities registered under Section 12(g) of the Exchange Act:
       Title of each class             Name of each exchange on which registered
    Common Stock, no par value                    OTC Bulletin Board

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements or the past 90 days. Yes [x] No [_]

Check if there is no disclosure or delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's revenues for its most recent fiscal year.  $27,000

The aggregate market value of the voting stock held by non-affiliates was approximately $7,546,966 as of March 29, 1999 based on the closing bid and ask prices ($14.00) on that date.

As of March 29, 1999, 665,000 share of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]              No [X]

Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         Michigan Community Bancorp Limited ("MCB") was incorporated in January, 1998 and organized to own and operate Lakeside Community Bank and North Oakland Community Bank ("Lakeside", "North Oakland", or the "Banks", collectively). MCB is the sole stockholder of the Banks which are organized as Michigan banking corporations with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Banks opened for business on January 5, 1999 and did not have any loan or deposit activity prior to January 5, 1999.

         MCB's activities are primarily focused on providing customers with superior service and convenience by offering a core of commercial and consumer banking services, primarily to small to medium-sized businesses, as well as individuals through its wholly-owned subsidiary banks. Our lending activities focus primarily on commercial real estate loans and commercial term loans to businesses secured by the assets of the borrower and, to a lesser extent, on commercial equipment financing. We anticipate that a significant majority of our loan portfolio will eventually be comprised of commercial loans and commercial real estate loans.

         MCB's consumer service strategy focuses on providing single-family mortgage loans, home equity loans, and other forms of consumer lending. Lakeside intends to offer its banking services throughout Macomb County, Michigan, but primarily in Clinton Township, Macomb Township, Ray Township, Shelby Township, Washington Township, Mt. Clemens, Sterling Heights and Utica. North Oakland intends to offer its banking services throughout Oakland County, Michigan, but primarily in Rochester, Rochester Hills, Pontiac, Troy, Auburn Hills, Oakland Township, Orion Township and Lake Orion Village.

         Lakeside and North Oakland have each received the approval of the Financial Institutions Bureau of the State of Michigan ("FIB"). In January, 1999 Lakeside received an initial capitalization of $4,550,000 and North Oakland received an initial capitalization of $4,600,000 from the proceeds of the initial public offering which we completed in December, 1998. MCB and the Banks have also received the approval of the FDIC and the Board of Governors of the Federal Reserve System.

Reasons for Starting MCB

         Management believes that the liberalization of Michigan's branch banking laws, together with the expansion of interstate banking, has led to substantial consolidation of the banking industry in Michigan, including the market areas to be served by Lakeside and North Oakland. In many cases, when these consolidations occurred, local boards of directors were dissolved and local management relocated or in some cases terminated. Management believes that a locally owned and managed bank in Macomb and Oakland County dedicated to the needs of local businesses and residents will fill a need for service and convenience that is currently not being satisfied by the existing financial institutions in Macomb and Oakland County.

         Management also believes that a favorable opportunity exists in the targeted market areas for a true community bank, a commercial bank which has local management and local directors. Management believes that such a bank can be successful in attracting small to medium-sized businesses and individuals who wish to conduct business with a locally owned and managed institution that demonstrates an active interest in their business and financial affairs. Lakeside and North Oakland have attempted to take advantage of this opportunity by emphasizing local management, strong ties and active commitment to the community.

Business Strategy

         MCB emphasizes experienced local management with a strong commitment to the communities located within the primary market areas served by our Banks. Our strategy is to locate our Banks in communities that are growing quickly and where there has been a significant impact from the consolidation in the banking industry. We seek communities that have a history of community banking but which no longer have as many community banks. We believe that the small and medium-sized industrial and commercial businesses that are our target customers are not being adequately served by existing banks. We also believe that we have chosen communities where the officers and directors of MCB, Lakeside and North Oakland are active in the community and where community and business leaders are anxious to welcome a locally owned and managed financial institution. MCB is committed to providing outstanding customer service and banking products and intends to compete aggressively for banking business through a systematic program of directly calling on both customers and referral sources such as attorneys, accountants, mortgage brokers, insurance agents and other business people, many of whom are already known to its officers and directors.

         We have hired and will continue to hire, if needed, experienced staff to provide personalized service and believe that our experienced staff will be able to generate competitively priced loans and deposits. Our staff is provided with access to current software and database systems so that they can deliver high-quality products and provide responsive service to clients. Lakeside and North Oakland have entered into agreements with third-party service providers which enable customers to have convenient electronic access to their accounts and other bank products through debit cards, voice response and home banking. We use these third-party service providers to deliver the most up to date services so that we can be at the forefront of technology while minimizing the costs of delivering services to our clients.

Market Area

         Lakeside provides banking services to Macomb County, primarily Clinton Township, Shelby Township, Washington Township, Sterling Heights, Ray Township, Mt. Clemens and Utica. Macomb County is comprised of 27 cities, villages or townships, ranks third in population out of Michigan's 83 counties and covers 482 square miles. North Oakland provides banking services to Oakland County, primarily Rochester, Rochester Hills, Troy, Auburn Hills, Pontiac,

Oakland Township, Orion Township and Lake Orion Village. Oakland County is comprised of 61 cities, villages, and townships, ranks second in population out of Michigan's 83 counties and covers 910 square miles.

         MCB's office and the office of Lakeside is located at 43850 Schoenherr Road, Sterling Heights, Michigan 48313. The main office of North Oakland is located at 1467 North Rochester Road, Rochester Hills, Michigan 48307.

ITEM 2.  DESCRIPTION OF PROPERTY

         MCB has a ten year lease for approximately 6,000 square feet in a one story building located at 43850 Schoenherr, Sterling Heights, Michigan. Of the 6,000 square feet leased, 4,000 are used as the main office of Lakeside. MCB utilizes the remaining 2,000 square feet for its headquarters. Monthly rent is approximately $8,400 for the first five years and $8,900 for the remaining five years. The facility is equipped with an automated teller machine ("ATM"), a drive through teller window and teller stations inside the building. We expect that the space provided by this building will be adequate for the needs of MCB and Lakeside for the foreseeable future.

         MCB also leases a building with approximately 3,100 square feet of office space located at 1467 North Rochester Road, Rochester Hills, Michigan until December 31, 2004 which serves as the main office of North Oakland. MCB prepaid the entire amount of the lease by making a single payment of $250,000 in August 1998. MCB is also obligated to make monthly ground lease payments of $600 until December 31, 2004. The facility is equipped with an ATM, a drive through teller window and teller stations inside the building. The Company expects that the space provided by this building will be adequate for the needs of North Oakland for the foreseeable future

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         MCB common stock is traded under the symbol "MCBP" in the over-the-counter market and transactions are reported in the National Association of Securities Dealers reporting system known as the "OTC Bulletin Board". As of March 29, 1999, the were approximately 623 record holders of the Company's Common Stock according to the records maintained by MCB's stock transfer agent. The following table sets forth, for the periods indicated, the range of sales prices as reported on the OTC Bulletin Board for each quarter since the completing of the Company's initial public offering on December 4, 1998.

                                                               High       Low
         Fiscal Year Ended December 31, 1998:

            Fourth Quarter ended December 31                  $15.50     $14.50

         Since the completion of its initial public offering, MCB has not paid or declared cash dividends with respect to its Common Stock, and does not expect to pay any cash dividends in the foreseeable future. The Company's ability to pay cash dividends in the future will depend upon the future earnings, results of operations, capital requirements and financial condition of Lakeside and North Oakland and such other factors as MCB's Board of Directors may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND  PLAN OF OPERATION.

Forward-looking Statements

         The following discussion contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements can be identified by the use of the words "anticipate", "believe", "estimate", "expect", "plan" and similar expressions. They are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. To help you evaluate the risk and uncertainty surrounding the statements, you should review the factors listed under the caption "Factors that May Effect Future Results" which begin on page 7. Actual results and outcomes may materially differ from what is expressed or forecasted in these forward-looking statements.

Plan of Operation

         MCB's plan of operation for 1999 does not anticipate the need to raise additional capital funds. Current cash projections indicate adequate cash balances and over the next twelve months, MCB does not anticipate making any substantial additional commitments to purchase fixtures, equipment or leasehold improvements. MCB does not anticipate any significant changes in staffing levels over the next twelve months.

         Lakeside and North Oakland both obtained the necessary regulatory authorizations to open for business in January 1999. Over the next twelve months, they will continue to develop financial service product offerings. It is anticipated that product offerings will include traditional deposit and loan banking products and that the services offered will enable customers to have 24 hour a day access from any point and will include telephone banking, courier service and automated bill paying. MCB believes that by offering these services, Lakeside and North Oakland will be able to attract new deposits and loans without the necessity of incurring the expense for additional brick and mortar branch operations. MCB is committed using third-party service providers to remain at the forefront of technology while minimizing the associated costs.

Financial Review

         The following discussion addresses the material factors affecting the financial condition and results of operations of MCB. The discussion should be read in conjunction with the audited financial statements, footnotes and supplemental financial data presented elsewhere in this report.

         MCB, from its inception on January 28, 1998, until the completion of its initial public offering of common stock on December 4, 1998, was a development stage company. On December 4, 1998, MCB received $9.975 million (before deducting offering costs) from its initial public offering. Lakeside and North Oakland did not receive final regulatory approvals to begin business until January 1999 and therefore, the financial results presented are solely attributable to the activities related to MCB.

         The net loss for the period from inception through December 31, 1998 is primarily attributable to pre-opening and organizational activities. Salaries and benefits were $270 thousand and organizational expenses were $153 thousand. Interest income from short term investments was $27 thousand and interest expense from a line of credit that was outstanding prior to the completion of the initial public offering was $16 thousand.

         Since Lakeside and North Oakland did not open until 1999 and had no business activity during 1998, traditional financial measurements and disclosures appropriate for a commercial bank holding company are either not applicable or not meaningful for this report. Beginning in 1999, Lakeside and North Oakland will take in deposits and make loans and investments in securities. In addition, they will provide for adequate reserves in the event there are possible loan losses. The amount of any loan loss reserve will be established by management based upon consideration of factors including, but not limited to, regulatory requirements, prior loss experience, evaluation of impaired or problem credits, overall portfolio quality, loan concentration, overall economic conditions, changes in the nature and volume of the loan portfolio and any other conditions that may affect the ability of a borrower to repay their loan.

         Net loss per weighted average share of common stock outstanding for the period from inception through December 31, 1998 was $10.16. This computation is significantly impacted by the time period from inception through the date of the initial public offering on December 4, 1998, during which only one share of common stock was outstanding. If the shares outstanding after the initial public offering had been outstanding for the entire year, the loss per share would have been $0.84.

         Total assets as of December 31, 1998 amounted to $8.963 million. The majority of assets were derived from the funds raised in the initial public offering. Proceeds from the initial public offering were invested in short term eurodollar fund investments with another financial institution and totaled $7.839 million at December 31, 1998. The average yield on these investments totaled 4.36% for the period ending December 31, 1998.

Year 2000 Readiness

         As a new enterprise, MCB does not have older computer systems to update. When systems are acquired, MCB's procurement policy requires a representation from the vendor that the system is compliant for the Year 2000. For example, MCB's, mission critical, data processing service vendor has represented that it is fully compliant for the Year 2000. As a result, costs to date to become Year 2000 compliant have not been material. Management further believes that any remaining costs of becoming compliant for the Year 2000 will not be material.

         MCB has also investigated the state of readiness of the local electric, gas and telephone systems and has received a representation that they are Year 2000 compliant. In addition, MCB has asked for and received a representation from its correspondent banks concerning their compliance level and evaluated the state of readiness of the other commercial banks with which it does business. In both cases, MCB received a representation that these other banks are Year 2000 compliant.

FACTORS THAT MAY EFFECT FUTURE RESULTS

Lack of Operating History

         Prior to December 4, 1998, neither MCB nor the Banks had an operating history and were Development Stage Companies. MCB and the Banks are subject to the risks inherent in the establishment of a new business enterprise. MCB was only recently formed and the Banks have only operated since January 5, 1999. It will be a period of time before shareholders have access to all of the information that, in assessing their investment, would be available to owners of securities issued by a financial institution with a history of operations.

Significant Losses Expected

         As a result of start-up expenditures and the time it will take to develop a deposit base and loan portfolio, it is expected that the Banks, and thus MCB, will operate at a loss during the start-up period of the Banks. MCB does not expect the Banks to be profitable for at least the first two years of operation. Cumulative losses during the first two years of operation are projected to exceed $1.6 million. There can be no assurance that the Banks or MCB will ever operate profitably.

Exposure to Local Economy

         MCB's success and profitability is directly dependent on the success and profitability of the Banks. The operations of Lakeside and North Oakland are materially dependent upon and sensitive to the economy of their market areas in southeastern Michigan. Adverse economic developments can impact the collectibility of loans and have a negative effect on earnings and financial condition. The economies of Macomb and Oakland County include many businesses that manufacture products for, or provide goods or services to, the automobile industry. No assurance can be made that future economic changes will not have a significant adverse effect on MCB.

Government Regulation and Monetary Policy

         MCB and the Banks have received all regulatory approvals and satisfied all conditions necessary to organize and establish the Banks. These conditions included, among other things, that: (i) beginning paid-in capital of North Oakland not be less than $4.6 million and beginning paid-in-capital of LCB not be less than $4.55 million; (ii) each Bank maintains a ratio of Tier 1 leverage capital to total assets for the first three years after commencing business of at least 8.0% and an adequate valuation reserve; (iii) each Bank has its financial statements audited by a public accountant for at least the first three years; (iv) each Bank file its Certificate of Paid in Capital and Surplus with the FIB; and (v) any changes in executive management of each Bank be submitted to the bank regulatory agencies in advance for their approval. Regulatory capital requirements imposed on the Banks may have the effect of constraining future growth, absent the infusion of additional capital.

         MCB and each of the Banks is subject to extensive state and federal government supervision and regulation. State and federal banking laws subject the Banks to substantial limitations with respect to loans, purchase of securities, payment of dividends and many other aspects of their banking business. Applicable laws, regulations, interpretations and enforcement policies have been subject to significant and sometimes retroactively applied changes and may be subject to significant future changes. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. There can be no assurance that future legislation or government policy will not adversely affect the banking industry, the operations of the Banks, or shareholders. The burden imposed by federal and state regulations may place banks in general, and MCB and the Banks specifically, at a competitive disadvantage compared to less regulated competitors. Federal economic and monetary policy may affect the Banks' ability to attract deposits, make loans and achieve satisfactory interest rate spreads.

Lack of Dividends

         MCB anticipates that no dividends will be paid on the Common Stock for the foreseeable future. MCB will be largely dependent upon the dividends paid by Lakeside and North Oakland to provide funds to pay cash dividends if and when such dividends are declared. No assurance can be given that future earnings of the Banks, and resulting dividends to MCB will be sufficient to permit the legal payment of dividends to shareholders at any time in the future. Even if MCB may legally declare dividends, the amount and timing of such dividends will be at the discretion of MCB's Board of Directors. The Board may in its sole discretion decide not to declare dividends.

Dependence Upon Subsidiary Operations

         MCB is a bank holding company and substantially dependent upon dividends from Lakeside and North Oakland, for funds to pay its expenses, including debt repayment, and to pay cash dividends to shareholders. Lakeside and North Oakland are subject to regulatory limitations upon the payment of dividends. No cash dividends are anticipated from the Banks during the initial years of operation.

Competition

         MCB faces strong competition for deposits, loans and other financial services from other community banks, regional banks, out-of-state national banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of these financial institutions and financial services organizations are not subject to the same degree of regulation as the Banks. Many financial institutions aggressively compete for business in the market areas of the Banks. Most of these competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than the Banks will have in the foreseeable future, and will be able to offer certain services that the Banks do not expect to provide in the foreseeable future, including multiple branches, trust services, and international banking services. In addition, most of these entities have greater capital resources than the Banks, which among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than will be available from the Banks.

Dependence on Management

         MCB and the Banks are dependent primarily upon the services of David A. McKinnon, the Chairman of the Board, Chief Executive Officer and President of the Company, Frank D. Blowers, Chief Executive Officer and President of Lakeside, James T. Polson, Chief Executive Officer and President of North Oakland, William L. Carley, Vice President and Chief Financial Officer of MCB, Kim Schauer, Secretary and Vice President of Administration of MCB and Gail L.M. DiFranco, Vice President - Operations of MCB. If the services of these individuals were to become unavailable to MCB or the Banks for any reason, or if MCB or the Banks were unable to hire highly qualified and experienced personnel either to replace Mr. McKinnon, Mr. Blowers, Mr. Polson, Mr. Carley,
Ms. DiFranco or Ms. Schauer or to adequately staff for the anticipated growth, the operating results of MCB and the Banks could be adversely affected. Neither MCB or the Banks have employment agreements with, or key man life insurance for, these or any other officers.

Lending Risks and Lending Limits

         The risk of nonpayment of loans is inherent in commercial banking, and nonpayment, if it occurs, would likely have a material adverse effect on MCB's earnings and overall financial condition as well as the value of the Common Stock. Because Lakeside and North Oakland do not have an operating history, none of their customers have an established credit history with the Banks. Management attempts to minimize credit exposure by carefully monitoring the concentration of loans within specific industries and through prudent loan application and approval procedures, but there can be no assurance that such monitoring and procedures will reduce such lending risks. Credit losses can cause insolvency and failure of a financial institution, and in such event, shareholders could lose their entire investment. The general per customer lending limit of each Bank is approximately $882,000, subject to a higher lending limit of $1.051 million in specific cases with approval by two-thirds of the respective Banks' Board of Directors. Accordingly, the size of the loans which the Banks can offer to potential customers is less than the size of loans which most of the Banks' competitors with larger lending limits are able to offer. This limit initially may affect the ability of the Banks to seek relationships with the area's larger businesses. The Banks expects to accommodate loan volumes in excess of its lending limit through the sale of participations in such loans to other banks. However, there can be no assurance that the Banks will be successful in attracting or maintaining customers seeking larger loans or that the Banks will be able to engage in participations of such loans on terms favorable to the Banks.

Impact of Interest Rates and Economic Conditions

         The results of operations for financial institutions, including the Banks, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Profitability is partly a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. In the early 1990s, many banking organizations experienced historically high interest rate spreads. More recently, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressure. There can be no assurance that such factors will not continue to exert such pressure or that high interest rate spreads will return. Although economic conditions in the Banks' target market areas have been generally favorable, there can be no assurance that such conditions will continue to prevail. Like most banking institutions, the net interest spread and margin are affected by general economic conditions and other factors that influence market interest rates and the Banks' ability to respond to changes in such rates. At any given time, the Banks' assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates could have a material adverse effect on the Banks' net income, capital and liquidity. While management takes measures to guard against interest rate risk, there can be no assurance that such measures will be effective in minimizing the exposure to interest rate risk.

Need for Technological Change

         The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to providing better service to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. MCB's future success depends in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the operation of the Banks. Many of MCB's competitors have substantially greater resources to invest in technological improvements. Such technology may permit competitors to perform certain functions at a lower cost than the Banks. There can be no assurance that the Banks will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

Reliance on Technology, Need to be Year 2000 Compliant

         MCB is dependent on technology to operate efficiently and profitably. In the event that any of its internal information technology or the external information technology of its clients, suppliers and vendors is not Year 2000 compliant, MCB's business and results of operations could be adversely effected. MCB may not be able to properly service or maintain customer records or adequately conduct business operations. In an attempt to minimize the risk of the Year 2000 issue, MCB has established a procurement policy to only purchase technological equipment that is represented by the vendor to be Year 2000 compliant. However, there can be no assurance that MCB will be able to enforce or prevail in litigation concerning these representations.

Anti-Takeover Provisions

         Chapters 7A and 7B of the Michigan Business Corporation Act (the "MBCA") provide for super majority voting and impose other requirements on certain business combinations with interested shareholders and limit voting rights of certain acquirers of control shares. Federal law requires the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") prior to acquisition of "control" of a bank holding company. MCB's Articles of Incorporation (i) provide for a Board of Directors that is divided into three classes of directors, (ii) require MCB's Board of Directors to consider a variety of factors when evaluating any proposal involving a potential merger or business combination, including the social and economic impact of such a proposal on its employees, customers, vendors and the communities in which MCB and the Banks operate or are located and (iii) require the affirmative vote of holders of at least two-thirds of the voting stock to change any of provisions of the Articles of Incorporation. These provisions may have the effect of delaying or preventing a change in control of MCB. As a result, these provisions could adversely affect the price of the Common Stock by, among other things, preventing a shareholder from realizing a premium which might be paid as a result of a change in control of MCB.

Limited Trading Market

         Fifth Third/The Ohio Company, the managing underwriter of the initial public offering, provides quotations of the Common Stock on the NASD OTC Bulletin Board and acts as a market maker of the Common Stock, subject to applicable laws and regulatory requirements, although it is not obligated to do so. Making a market in securities involves maintaining bid and ask quotations and being able, as principal, to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. The development of a public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is not within the control of MCB or any market maker. Market makers on the NASD OTC Bulletin Board are not required to maintain a continuous two sided market, are required to honor firm quotations for only a limited number of shares, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as the limited number of shares outstanding, the lack of earnings history and the absence of a reasonable expectation of dividends within the near future mean that there is no assurance of an active and liquid market for the Common Stock.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of MCB together with the report of Plante and Moran, LLP, included in this report under this Item are listed under Item 13 of this report and can be found beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this Item is included in the Proxy Statement under the captions "Information About Directors and Nominees as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". As permitted by the rules of the Securities and Exchange Commission it is incorporated into this document by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this Item is included in the Proxy Statement under the caption "Compensation of Executive Officers". As permitted by the rules of the Securities and Exchange Commission it is incorporated into this document by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is included in the Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management". As permitted by the rules of the Securities and Exchange Commission it is incorporated into this document by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is included in the Proxy Statement under the caption "Related Party Transactions". As permitted by the rules of the Securities and Exchange Commission it is incorporated into this document by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

EXHIBIT NUMBER                   EXHIBIT DESCRIPTION

         3.1 Restated Articles of Incorporation as amended to date (previously filed as Exhibit No. 3.1 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         3.2 Bylaws (previously filed as Exhibit No. 3.1 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         10.5 1998 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.5 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         10.6     1998 Employee Stock Option Plan (previously filed as Exhibit
                  10.6 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         11 Statement re: Computation of Per Share Earnings (filed herewith).

         22 Subsidiaries of MCB (previously filed as Exhibit 22 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         27       Financial Data Schedule (EDGAR filing only, filed herewith).


(b)      Reports on Form 8-K

         MCB has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                               Michigan Community
                                 Bancorp Limited

                                FINANCIAL REPORT
                                DECEMBER 31, 1998

MICHIGAN COMMUNITY BANCORP LIMITED


                                    CONTENTS


REPORT LETTER                                                  F-1

FINANCIAL STATEMENTS

    Balance Sheet                                              F-2

    Statement of Operations                                    F-3

    Statement of Changes in Stockholders' Equity               F-4

    Statement of Cash Flows                                    F-5

    Notes to  Financial Statements                             F6-12



                                                        Plante & Moran, LLP

                      [LETTERHEAD OF PLANTE & MORAN, LLP]


                          Independent Auditor's Report



To the Board of Directors and Stockholders
Michigan Community Bancorp Limited


We have audited the accompanying balance sheet of Michigan Community Bancorp Limited as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the period from January 28, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Community Bancorp Limited as of December 31, 1998 and the results of its operations and its cash flows for the period from January 28, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.


                                       /s/ Plante & Moran, LLP
                                           Bloomfield Hills, Michigan

February 22, 1999

MICHIGAN COMMUNITY BANCORP LIMITED

                                                                                     BALANCE SHEET
                                                                                 DECEMBER 31, 1998
                                                             (000s omitted, except per share data)


                                     Assets

Cash and cash equivalents:
Cash and due from banks                                                           $    67
Interest-bearing deposits in other banks                                            7,839
                                                                                  -------
Total cash and cash equivalents                                                     7,906

Premises and equipment - Net (Note 2)                                                 767

Other assets:
Prepaid building lease                                                                235
Other                                                                                  55
                                                                                  -------
Total other assets                                                                    290
                                                                                  -------
Total assets                                                                      $ 8,963
                                                                                  =======

                      Liabilities and Stockholders' Equity

Liabilities - Accounts payable                                                    $   318

Stockholders' Equity (Note 8)
Preferred stock, no par value, 1,000,000 shares authorized, none issued                 -
Common stock - $5 stated value:
Authorized - 9,000,000 shares
Issued and outstanding - 665,000 shares                                             3,325
Capital surplus                                                                     5,880
Accumulated deficit                                                                  (560)
                                                                                  -------
Total stockholders' equity                                                          8,645
                                                                                  -------
Total liabilities and stockholders' equity                                        $ 8,963
                                                                                  =======


See Notes to Financial Statements.

                                       F-2                  Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED


                                                                                            STATEMENT OF OPERATIONS
                                                                           PERIOD FROM JANUARY 28, 1998 (INCEPTION)
                                                                                          THROUGH DECEMBER 31, 1998
                                                                              (000s omitted, except per share data)

Interest Income - Interest-bearing deposits with other banks                                           $    27

Interest Expense - Line of credit                                                                           16
                                                                                                       -------

Net Interest Income                                                                                         11

Other Operating Expenses
Salaries and employee benefits                                                                             270
Occupancy (Note 3)                                                                                          45
Equipment expense                                                                                           14
Advertising                                                                                                  6
Organizational expenses                                                                                    153
Contract labor                                                                                              18
Miscellaneous expense                                                                                       65
                                                                                                       -------

Total other operating expenses                                                                             571
                                                                                                       -------

Loss - Before income taxes                                                                                (560)

Provision for Income Taxes (Note 4)                                                                          -
                                                                                                       -------

Net Loss                                                                                               $  (560)
                                                                                                       =======

Net Loss per Common Share - Basic and fully diluted (Note 8)                                           $ 10.16
                                                                                                       =======


See Notes to Financial Statements.


                                      F-3                    Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED


                                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           PERIOD FROM JANUARY 28, 1998 (INCEPTION)
                                                                          THROUGH DECEMBER 31, 1998
                                                              (000s omitted, except per share data)

                                                                                                       Total
                                             Common            Capital          Accumulated         Stockholders'
                                             Stock             Surplus            Deficit              Equity
                                             -----             -------            -------              ------
Balance - January 28, 1998                 $      -           $     -             $    -              $     -

Public stock offering                         3,325             6,102                  -                9,427

Cost of stock offering                            -              (222)                 -                 (222)

Net loss                                          -                 -               (560)                (560)
                                           --------           -------             ------              -------
Balance - December 31, 1998                $  3,325           $ 5,880             $ (560)             $ 8,645
                                           ========           =======             ======              =======


See Notes to Financial Statements.


                                      F-4                    Plante & Moran, LLP

                                                                                            STATEMENT OF CASH FLOWS
                                                                           PERIOD FROM JANUARY 28, 1998 (INCEPTION)
                                                                                          THROUGH DECEMBER 31, 1998
                                                                              (000s omitted, except per share data)

Cash Flows from Operating Activities
    Net loss                                                                                            $    (560)
    Adjustments to reconcile net loss to net cash from operating activities:
          Depreciation                                                                                         10
          Increase in prepaid building lease                                                                 (235)
          Increase in other assets                                                                            (55)
          Increase in accounts payable                                                                        117
                                                                                                        ---------

               Net cash used in operating activities                                                         (723)

Cash Flows from Investing Activities - Additions to premises and equipment                                   (576)

Cash Flows from Financing Activities - Net proceeds from public stock offering                              9,205
                                                                                                        ---------

Net Increase in Cash and Cash Equivalents                                                                   7,906

Cash and Cash Equivalents - January 28, 1998                                                                    -
                                                                                                        ---------

Cash and Cash Equivalents - December 31, 1998                                                           $   7,906
                                                                                                        =========

Supplemental Disclosure of Cash Flow Information - Cash paid during the
    period for interest                                                                                 $      16

Supplemental Disclosure of Noncash Investing and Financing Activities -
    Liability incurred for the aquisition of premises and equipment                                           201


See Notes to Financial Statements.


                                      F-5                    Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED

                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of Michigan Community Bancorp Limited (the "Company") conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

         NATURE OF OPERATIONS - Michigan Community Bancorp Limited was incorporated on January 28, 1998 as a bank holding company to establish and operate two new banks, Lakeside Community Bank (LCB) in Sterling Heights, Michigan and North Oakland Community Bank (NOCB) in Rochester Hills, Michigan. In December 1998, the Company completed an initial public offering for the sale of 665,000 shares of common stock, raising $9.2 million, net of offering costs. LCB and NOCB were opened subsequent to year end.

         PREMISES AND EQUIPMENT - Premises and equipment are stated at cost. Depreciation is computed on the straight-line method and charged to operations over the estimated useful lives of the properties.

         OFFERING COSTS - Costs related to the offering of common stock have been netted against the offering proceeds from the sale of the Company's stock.

         EARNINGS PER SHARE - Basic earnings per share is based on the weighted average number of shares outstanding during the period.

         STOCK OPTIONS - The Company has two stock option plans (see Note 5). Options granted to directors and key employees under both plans are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at grant date exceeds the exercise price of an option. Under the Company's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards under the plan.


                                      F-6                    Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED

                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1998

NOTE 2 - PREMISES AND EQUIPMENT

         A summary of premises and equipment as of December 31, 1998 is as follows (000s omitted):

               Leasehold improvements                        $   65
               Construction in process                          545
               Furniture                                          3
               Equipment                                        164
                                                             ------
                     Total premises and equipment               777

               Less accumulated depreciation                     10
                                                             ------
                     Net carrying amount                     $  767
                                                             ======


         The Company has made commitments in 1998 to purchase approximately $662,000 of additional premises and equipment that will be placed in service in 1999.

NOTE 3 - OPERATING LEASE

         The Company has entered into an assignment of a lease for a building to be utilized for NOCB's branch operations. The assignment required the prepayment of the lease totaling $250,000 and an ongoing monthly rental payment of $600. The prepayment of rent will be expensed over the lease assignment term that expires on December 31, 2004.

         The Company has entered into a lease for a building to be utilized for LCB's branch operations and the Company's headquarters. During the first five-year period, the lease requires an $8,392 monthly payment. A credit of $4,196 for the first 16 months will be given for tenant improvements. The last five-year period of the lease requires an $8,890 monthly payment. The lease expires December 1, 2008.

         The annual future minimum lease payments required under these noncancelable operating leases as of December 31, 1998 are as follows:

                   1999                                           $    57,552
                   2000                                                95,316
                   2001                                               107,904
                   2002                                               107,904
                   2003                                               108,402
                Thereafter                                            535,310
                                                                  -----------
                     Total                                        $ 1,012,388
                                                                  ===========


                                       F-7                   Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED

                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1998


NOTE 4 - INCOME TAXES

         No tax benefit has been provided for the future benefit of deferred tax assets during the period from January 28, 1998 (inception) to December 31, 1998. Since the Company does not have a history of earnings, a valuation allowance has been recognized for the full amount of the net deferred tax asset.

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The sources of such temporary differences and the resulting net deferred tax expense for the period ended December 31, 1998 are as follows (000s omitted):

         Capitalized preopening  and organizational expenses     $ (145)
         Net operating loss carryforward                            (51)
         Depreciation                                                 6
         Increase in valuation allowance                            190
                                                                 ------
               Net deferred tax expense                          $    -
                                                                 ======

         The temporary differences and carryforwards that comprise deferred tax assets and liabilities at December 31, 1998 are as follows (000s omitted):

         Deferred tax assets:
           Capitalized preopening  and organizational expenses     $  145
           Net operating loss                                          51
                                                                   ------
               Total deferred tax assets                              196

         Valuation allowance                                         (190)

         Deferred tax liabilities - Depreciation                       (6)
                                                                   ------
         Net deferred tax asset                                    $    -
                                                                   ======


                                      F-8                    Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED

                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1998


NOTE 5 - STOCK-BASED COMPENSATION

         The Company has two stock-based compensation plans. Under the 1998 Employee Stock Compensation Plan ("Employee Plan"), the Company may grant options to key employees for up to 29,000 shares of common stock. Under the 1998 Nonemployee Director Plan ("Nonemployee Plan"), the Company may grant options for up to 73,000 shares of common stock. Options granted under the Nonemployee Plan totaled 26,664 during the period ended December 31, 1998. There were 14,667 stock options granted under the Employee Plan during 1998. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Under both plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant. The options vest as follows: 70 percent on the effective date of the stock offering, 15 percent on the first anniversary of the stock offering, 5 percent on the second anniversary and 10 percent on the third anniversary.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No.123, Accounting for Stock-Based Compensation, but applies APB 25 and related interpretations in accounting for its plan. The Company has estimated the fair value of the options at $4.00 per share, using the Black-Scholes option pricing model. If the Company had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net loss per share on a pro forma basis would have been as follows (000s omitted except per share data):

                                              As Reported          Pro Forma
                                              -----------          ---------

         Net loss                              $  (560)             $  (675)
         Net loss per common share              (10.16)              (12.22)

         The following table summarizes stock option transactions for both plans and the related average exercise prices for the period from January 28, 1998 (inception) through December 31, 1998:

                                                                       Weighted
                                                        Number of       Average
                                                         Shares      Exercise Price
                                                         ------      --------------
         Options outstanding at beginning of period           -         $      -
         Options granted                                 41,331            15.00
         Options exercised                                    -                -
         Options expired                                      -                -
                                                         ------         --------
         Options outstanding at end of period            41,331         $  15.00
                                                         ======         ========


                                      F-9                    Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED

                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1998


NOTE 5 - STOCK-BASED COMPENSATION (CONTINUED)

         The following table shows summary information about fixed stock options outstanding at December 31, 1998:

                              Stock Options Outstanding                                   Stock Options Exercisable
                              -------------------------                                   -------------------------
                                              Weighted
                                               Average             Weighted                                 Weighted
            Range of         Number of        Remaining             Average           Number of              Average
        Exercise Prices       Shares       Contractual Life      Exercise Price        Shares             Exercise Price
        ---------------       ------       ----------------      --------------        ------             --------------
           $ 15.00            26,664          9.9 years             $ 15.00            18,665                $ 15.00
             15.00            14,667          9.9 years               15.00            10,267                  15.00


NOTE 6 - FINANCIAL INSTRUMENTS

         FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying amounts and estimated fair values of the Company's financial instruments consist exclusively of due from banks and interest-bearing deposits with other banks as of December 31, 1998. Due to the short-term nature of these assets, the carrying amount approximates its fair value. Certain assets, the most significant being premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Accordingly, this fair value information is not intended to, and does not, represent Michigan Community Bancorp Limited's underlying value.

NOTE 7 - REGULATORY MATTERS

         The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.


                                     F-10                   Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED

                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1998


NOTE 7 - REGULATORY MATTERS (CONTINUED)

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, which are shown in the table below:

                                                                     For Capital Adequacy
                                                  Actual                   Purposes         To Be Well-capitalized
                                            ----------------------------------------------------------------------
                                            Amount      Ratio         Amount      Ratio        Amount      Ratio
                                            ------      -----         ------      -----        ------      -----
As of December 31, 1998:
Total capital
(to risk-weighted assets)                  $ 8,645     263.00%        $  263       8.00%      $  329       10.00%
Tier I capital
(to risk-weighted assets)                  $ 8,645     263.00%        $  131       4.00%      $  197        6.00%
Tier I capital
(to average assets)                        $ 8,645     737.63%        $   47       4.00%      $   59        5.00%

NOTE 8 - EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is calculated in accordance with SFAS 128. Accordingly, for basic earnings per share, the weighted average number of shares outstanding is based on the actual number of shares issued and outstanding during the period. For fully diluted earnings per share, dilutive potential common shares from the Company's stock option plan would be added to the weighted average shares using the treasury stock method. Those potential shares have not been included in 1998 because the effect would be antidilutive.

         For the period from January 28, 1998 (inception) through the Company's initial public offering on December 3, 1998, there was one share of stock outstanding. As a result, the weighted average calculation that includes the nonpublic time period when only one share was outstanding is significantly lower, resulting in a significantly higher per share effect, than will occur in future years. The pro forma per share amounts presented below reflect the loss per share for the period ended December 31, 1998, assuming the shares issued in the public offering were outstanding for the entire period.

                                                        Actual      Pro Forma
                                                        ------      ---------
         Weighted average shares - Basic                 55,089       665,000
         Effect of stock options                              -             -
                                                       --------       -------
         Weighted average shares - Fully diluted         55,089       665,000
                                                       ========       =======
         Net loss per share                            $ (10.16)      $ (0.84)
                                                       ========       =======


                                       F-11                  Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED

                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1998


NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company utilizes the legal services of one of its board members. Total legal expenses incurred for the period ended December 31, 1998 totaled $81,000. Additionally, the Company purchased furniture and equipment from that individual in the amount of $6,000.


                                       F-12                  Plante & Moran, LLP

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                 MICHIGAN COMMUNITY BANCORP LIMITED

                                 By:  /s/ David A. McKinnon
                                      _____________________________________
                                      David A. McKinnon, Chairman and Chief
                                      Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of MCB in the capacities indicated on March 31, 1999.

Signature                                         Capacity

/s/ David A. McKinnon           Chairman, Chief Executive Officer and Director
_________________________       (Principal Executive and Operating Officer)
David A. McKinnon


/s/ William L. Carley           Chief Financial Officer
_________________________       (Principal Financial and Accounting Officer)
William L. Carley


/s/ Paul E. Baltzer             Director
_________________________
Paul E. Baltzer

/s/ Frank D. Blowers            Director
________________________
Frank D. Blowers

/s/ Anthony J. Ferlito          Director
_________________________
Anthony J. Ferlito

/s/ Phillip T.  Hernandez       Director
_________________________
Phillip T.  Hernandez

/s/ Joseph S. Lentine           Director
_________________________
Joseph S. Lentine

/s/ John W. Melstrom            Director
_________________________
John W. Melstrom

/s/ Robert R. Peleman           Director
_________________________
Robert R. Peleman

/s/ Russell M. Shelton          Director
_________________________
Russell M. Shelton

/s/ David F. Shellenbarger      Director
__________________________
David F. Shellenbarger


/s/ William Sumner              Director
__________________________
William Sumner


/s/ Gerald A. Tarquinio         Director
__________________________
Gerald A. Tarquinio

                                 EXHIBIT INDEX


EXHIBIT NUMBER               EXHIBIT DESCRIPTION

         3.1 Restated Articles of Incorporation as amended to date (previously filed as Exhibit No. 3.1 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         3.2 Bylaws (previously filed as Exhibit No. 3.1 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         10.5 1998 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.5 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         10.6     1998 Employee Stock Option Plan (previously filed as Exhibit
                  10.6 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         11 Statement re: Computation of Per Share Earnings (filed herewith).

         22 Subsidiaries of MCB (previously filed as Exhibit 22 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

         27       Financial Data Schedule (EDGAR filing only, filed herewith).