Form 10KSB/A
period 1998-12-31
MICHIGAN COMMUNITY BANCORP LTD
filed 1999-04-30
CIK 1068901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         Under the securities laws of the United States, MCB's directors, executive officers, and any persons holding more than 10% of the outstanding MCB Common Stock are required to report their ownership of MCB Common Stock and any changes in that ownership on a timely basis to the Securities and Exchange Commission. Based on information provided to MCB, all such required reports were filed on a timely basis in 1998.

ITEM 10. EXECUTIVE COMPENSATION

         The table below shows the compensation paid to David A. McKinnon, Chief Executive Officer and President of MCB during 1998. MCB was incorporated on January 28, 1998. Mr. McKinnon did not begin to receive a salary until August 1998. No other executive officer of MCB received compensation in 1998 of more than $100,000.



                                                                 Long-Term
                                                                 Compensation           All
Name                                                             Awards Securities      Other
Principal Position                  Salary    Bonus   Other      Underlying Options     Compensation
-----------------------------------------------------------------------------------------------------
David A. McKinnon                   $11,538     --      --            6,667                 --
President  and
Chief Executive Officer


OPTIONS GRANTED DURING 1998


                                            % OF TOTAL OPTIONS                           POTENTIAL REALIZABLE VALUE AT
                     NUMBER OF SECURITIES       GRANTED TO                                 STATED APPRECIATION RATES
                                                                                                      FOR
                                                                                                 OPTION TERM
                      UNDERLYING OPTION     EMPLOYEES IN       EXERCISE     EXPIRATION
  NAME                   GRANTED             FISCAL YEAR        PRICE         DATE       5%                        10%
  ----                   -------             -----------        ------        ----       -----------------------------
David A. McKinnon         6,667                 45%             $15.00        5/18/08    $55,136              $135,801



OPTIONS EXERCISED DURING 1998

         None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                    DIRECTOR AND EXECUTIVE OFFICER OWNERSHIP
                               OF MCB COMMON STOCK

         This table indicates how much common stock the executive officers and directors beneficially owned as of March 31, 1999. In general, "beneficial ownership" includes those shares a director or executive officer has the power to vote, or the power to transfer, and stock options that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, the persons named in the table below have sole investment power with respect to all shares shown as beneficially owned by them.


             NAME                 SHARES OF COMMON STOCK           OPTIONS EXERCISABLE            PERCENT OF
                                    BENEFICIALLY OWNED                WITHIN 60 DAYS          OUTSTANDING SHARES
                                    ------------------                --------------          ------------------
David A. McKinnon                         22,750                           4,667                      4.1%
Paul E. Baltzer, Jr.                       6,417                           2,333                      1.3%
Phillip T. Hernandez                       3,083                           2,333                        *
Joseph S. Lentine                          4,933                           2,333                      1.0%
John W. Melstrom                           3,333                           2,333                        *
Robert P. Peleman                         24,359                           2,333                      4.0%
Russell M. Shelton                         3,433                           2,333                        *
David F. Shellenbarger                     8,750                           2,333                      1.6%
Gerald A. Tarquinio                        2,000                           2,333                        *
Frank D. Blowers                          30,750                           2,800                      4.6%
Anthony J. Ferlito                        16,783                               0                      2.5%
William Sumner                             3,333                               0                        *
Directors and Executive
Officers as a group (12
persons)                                 107,174                          26,131                     19.3%


* Less than 1% of MCB's outstanding shares of common stock


                      PERSONS OWNING MORE THAN FIVE PERCENT
                         OF OUTSTANDING MCB COMMON STOCK

         This table lists those persons known to us to hold more than five percent of our outstanding common stock as of March 30, 1999.


             NAME AND                  NUMBER OF SHARES            PERCENT OF OUTSTANDING
             ADDRESS                  BENEFICIALLY OWNED                  SHARES
             -------                  ------------------                  ------
Fifth/Third Bank                            76,485                        11.50%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1998, MCB utilized the legal services of David A. McKinnon. Total legal fees paid to Mr. McKinnon were approximately $81,000. Additionally, MCB purchased office furniture and equipment from Mr. McKinnon for $6,000.

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

            11 Statement re: Computation of Per Share Earnings (previously filed as Exhibit 11 to MCB's Annual Report on Form 10-K filed with the Commission on March 31, 1999 and incorporated herein by reference).

            22 Subsidiaries of MCB (previously filed as Exhibit 22 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

            27 Financial Data Schedule (EDGAR filing only, previously filed as Exhibit 27 to MCB's Annual Report Form 10-K filed with the Commission on March 31, 1999 and incorporated herein by reference ).

(b)      Reports on Form 8-K

         MCB has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1999.

                    MICHIGAN COMMUNITY BANCORP LIMITED

                    By:  /s/David A. McKinnon
                         ----------------------------------
                         David A. McKinnon, Chairman and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of MCB in the capacities indicated on April 30, 1999.


Signature                                 Capacity
---------                                 --------


/s/ David A. McKinnon             Chairman, Chief Executive Officer and Director
-------------------------         (Principal Executive and Operating Officer)
David A. McKinnon

/s/ William L. Carley             Chief Financial Officer
-------------------------         (Principal Accounting Officer)
William L. Carley

/s/ Paul E. Baltzer               Director
-------------------------
Paul E. Baltzer

/s/ Frank D. Blowers              Director
-------------------------
Frank D. Blowers

/s/ Anthony J. Ferlito            Director
-------------------------
Anthony J. Ferlito

/s/ Phillip T.  Hernandez         Director
-------------------------
Phillip T.  Hernandez

/s/ Joseph S. Lentine             Director
-------------------------
Joseph S. Lentine

/s/ John W. Melstrom              Director
-------------------------
John W. Melstrom

/s/ Robert R. Peleman             Director
-------------------------
Robert R. Peleman

/s/ Russell M. Shelton            Director
------------------------
Russell M. Shelton

/s/ David F. Shellenbarger        Director
-------------------------
David F. Shellenbarger


/s/ William Sumner                Director
-------------------------
William Sumner


/s/ Gerald A. Tarquinio           Director
-------------------------
Gerald A. Tarquinio