Form 10QSB
period 1999-03-31
MICHIGAN COMMUNITY BANCORP LTD
filed 1999-05-14
CIK 1068901

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999

                                       OR

[  ] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from              to


                           Commission File No. 0-25079

                       MICHIGAN COMMUNITY BANCORP LIMITED
             (Exact name of registrant as specified in its charter)

      MICHIGAN                                         38-3390193
(State of incorporation)                   (I.R.S. Employer Identification No.)

                              43850 SCHOENHERR ROAD
                           STERLING HEIGHTS, MI 48313
                    (Address of principal executive offices)

                                 (810) 532-8000
               Registrant's Telephone Number, including area code:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No


As of March 31 1999, the Registrant had 665,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                           Yes:           No:   X

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Michigan Community Bancorp Limited (the "Company" or "MCB") completed an initial public offering of its Common Stock In December 1998 raising $9,975,000 of gross proceeds before fees and expenses. The total offering consisted of 665,000 shares which were priced at $15 per share. The net proceeds to the Company after deducting for underwriting fees and expenses were $9.2 million. The consolidated financial statements of the Company include its subsidiary banks, Lakeside Community Bank (LCB) and North Oakland Community Bank (NOCB). In January of 1999, LCB and NOCB received regulatory approval to open and begin operations. The quarter ending March 31, 1999, is the Company's first full quarter of operation. All adjustments, which, in the opinion of management, are necessary in order to ensure the financial statements are not misleading, have been included.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)



                                                                             (IN THOUSANDS)
                                                                             --------------
Assets

Cash & cash equivalents:
 Cash & due from banks, noninterest bearing                                  $         595
 Federal funds sold                                                                 11,750
                                                                             --------------
      Cash and cash equivalents                                                     12,345

 Loans:
 Loans, gross                                                                        3,792
   Less: allowance for loan losses                                                     252
                                                                             --------------
      Net loans                                                                      3,540

 Premises and equipment- Net                                                         1,596

 Other assets:                                                                         294
                                                                             --------------

        Total assets                                                         $      17,775
                                                                             ==============

 Liabilities and Stockholders' Equity

 Liabilities

 Total deposits                                                              $       9,618
 Other liabilities                                                                      239
                                                                             --------------
        Total liabilities                                                            9,857

 Shareholders Equity

 Preferred stock, no par value, 1,000,000
 shares authorized, none issued.                                                        --
 Common stock - $5 stated value:
 Authorized - 9,000,000 shares
 Issued and outstanding - 665,000 shares                                             3,325
 Capital surplus                                                                     5,880
 Accumulated deficit                                                                (1,287)
                                                                             --------------

      Total stockholders' equity                                                     7,918

 Total liabilities and stockholders' equity                                   $      17,775
                                                                             ==============

                       MICHIGAN COMMUNITY BANCORP LIMITED
                       CONSOLIDATED STATEMENT OF EARNINGS
                       JANUARY 1, 1999 TO MARCH 31, 1999
                                  (UNAUDITED)



                                                                                          (IN THOUSANDS)

 Operating Income:
 Interest & Fee Income                                                                        $        151
 Interest Expense                                                                                       38
                                                                                              ------------
      Net interest income before allowance for loan losses                                             113

 Less allowance for loan losses                                                                        252
                                                                                              ------------
      Net interest income after allowance for loan losses                                             (139)

 Other income                                                                                           12

 Other operating expenses:
 Salaries and employee benefits                                                                        378
 Occupancy                                                                                              61
 Equipment expense                                                                                      34
 Advertising                                                                                            32
 Miscellaneous                                                                                          95
                                                                                              ------------
      Total other operating expense                                                                    600
                                                                                              ------------

 Loss - Before income taxes                                                                   $       (727)

 Provision for income taxes                                                                             --
                                                                                              ------------

 Net loss                                                                                     $       (727)
                                                                                              ============

 Number of shares outstanding (actual)                                                             665,000
                                                                                              ============

 Net loss per share (actual)                                                                  $      (1.09)
                                                                                              ============

                       MICHIGAN COMMUNITY BANCORP LIMITED
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        JANUARY 1, 1999 TO MARCH 31, 1999
                                   (UNAUDITED)


                                                                                                                Total
                                                   Common              Capital           Accumulated        Stockholders'
                                                   Stock               Surplus             Deficit              Equity
                                             ------------------   -----------------   ------------------  ------------------

 Balance - December 31, 1998                 $            3,325   $           5,880   $             (560) $            8,645

 Net loss                                                    --                  --                 (727)               (727)
                                             ------------------   -----------------   ------------------  ------------------

March 31, 1999                               $            3,325   $           5,880   $           (1,287) $            7,918
                                             ==================   =================   ==================  ==================

                       MICHIGAN COMMUNITY BANCORP LIMITED
                       CONSOLIDATED STATEMENT OF CASH FLOW
                        JANUARY 1, 1999 TO MARCH 31, 1999
                                   (UNAUDITED)



                                                                                      (IN THOUSANDS)

 Operating activities:
 Net loss                                                                                $     (727)
  Adjustments to reconcile net loss to net cash
  provided in operating activities
 Provision for loan loss                                                                        252
 Depreciation                                                                                    21
 Increase in other assets                                                                        (4)
 Decrease in other liabilities                                                                  (79)
                                                                                         ----------
 Net cash provided by operating activities                                                     (537)


 Investing activities:
 Increase in gross loans                                                                     (3,792)
 Additions to premises and equipment                                                           (850)
                                                                                         ----------
 Net cash used in investing activities                                                       (4,642)



 Cash flows from financing activities -Increase in Deposits                                   9,618
                                                                                         ----------

 Net increase in cash and cash equivalents                                                    4,439

 Cash and cash equivalents - December 31, 1998                                                7,906
                                                                                         ----------

 Cash and cash equivalents - March 31, 1999                                              $   12,345
                                                                                         ==========

                       MICHIGAN COMMUNITY BANCORP LIMITED
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The accounting and reporting policies of Michigan Community Bancorp Limited (the "Company") conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
               Actual results could differ from these estimates and assumptions.

               Nature of Operations - Michigan Community Bancorp Limited was incorporated on January 28, 1998 as a Bank holding Company to establish and operate two new banks, Lakeside Community Bank
               (LCB) in Sterling Heights, Michigan and North Oakland Community Bank (NOCB) in Rochester Hills, Michigan, in December 1998, the Company completed an initial public offering of 665,000 shares of its common stock raising $9.2 million, net of offering costs. LCB and NOCB commended operations in January 1999.

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

               STOCK OPTIONS - The Company has two stock option plans . Options granted to directors and key employees under both plans are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at grant date exceeds the exercise price of an option. Under the Company's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards under the plan.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 2 - OPERATING LEASE

The Company has entered into an assignment of a lease for a building to be utilized for NOCB's branch operations. The assignment required the prepayment of the lease totaling $250,000 and an on going monthly rental payment of $600. The prepayment of rent will be expensed over the lease assignment term that expires on December 31, 2004.

The Company has entered into a lease for a building to be utilized for LCB's branch operations and the Company's headquarters. During the first five years of the lease term, the lease requires monthly payments of $8,392, with a monthly credit of $4,196 for the first sixteen months for tenant improvements. The last five year term of the lease requires a $8,890 monthly payment. The lease expires December 1, 2008.

The annual future minimum lease payments required under these non-cancelable operating leases as of March 31, 1999 are as follows:



                       1999                             $   43,164
                       2000                                 95,316
                       2001                                107,904
                       2002                                107,904
                       2003                                108,402
                    thereafter                             535,310
                                                        ----------

                       Total                            $  998,000
                                                        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward - looking statements

The following discussion contains forward-looking statements that involve substantial risks and uncertainties. These forward - looking statements can be identified by the use of the words "anticipate" , "believe", "estimate", "expect", "plan", and similar expressions. They are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors , including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

(A)  PLAN OF OPERATION

ORGANIZATION

The Company was incorporated in 1998 as a bank holding company. The Company operates two wholly owned subsidiary banks, Lakeside Community Bank (LCB) and North Oakland Community Bank (NOCB) (collectively the "Banks"). LCB and NOCB are organized as Michigan banking corporations with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. LCB and NOCB provide a range of commercial and consumer banking services primarily in the northern communities of Macomb and Oakland Counties.

Market Area

LCB is located on Schoenherr Road in a rapidly growing area of Macomb County, NOCB is located on Rochester Road in a rapidly growing area of Oakland County. The communities that comprise the Banks' Primary service area include Sterling Heights, Clinton Township, Utica, Mt. Clemens, Macomb Township, Washington Township, Ray Township, Rochester, Rochester Hills, Troy, Auburn Hills, Pontiac, Oakland Township, Avon Township, Orion Township, and Lake Orion Village. Management believes that these communities have an expanding and diverse economic base, which includes a wide range of small to medium sized businesses engaged in manufacturing, construction, and retail.

Bank Lines of Business

The Banks' core business activities include attracting deposits from the general public and using such deposits along with equity capital to originate commercial loans. The Banks also offer installment and home equity loans to consumers. The Banks' results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Results of operation will also be positively influenced by non-interest income such as fees related to loan origination and service charges associated with customer deposit accounts which includes a full array of demand deposit accounts, money market demand accounts, NOW accounts, savings accounts, individual retirement accounts, certificates of deposit, and ATM cards.

CASH REQUIREMENTS

MCB's plan of operation for 1999 does not anticipate the need to raise additional capital funds. Current cash projections indicate adequate cash balances and MCB does not anticipate substantial additional purchases of fixtures, equipment or leasehold improvements in 1999.

Number of Employees

At March 31, 1999 the Company employed 21 people on a full time basis, and one person on a part time basis. Over the next twelve months, MCB does not expect any significant changes in staffing levels.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Quarter ended March 31, 1999 is the first full quarter of operation for the company. MCB was incorporated on January 28, 1998 and completed its initial public offering in December 1, 1998. The proceeds from the public offering were used to fund the operation and start up of two subsidiary banks (LCB and NOCB). The subsidiary banks were capitalized and received regulatory approval to commence operations in January 1999. Total assets at March 31, 1999 were $17. 8 million as compared to $8.9 million at December 31, 1998. The increase in total assets was funded by a $9.6 million dollar increase in deposits. Total net loss, year to date, at March 31, 1999 was $727 thousand, of which a significant portion was attributable to the establishment of a reserve for future possible loan losses. The build up of loan loss reserves has been made to provide for funded loans at March 31, 1999 of $3,792,000 and committed, approved but unfunded loans at March 31, 1999 totaling $15.7 million. There has been no loan charge-offs or recoveries to date.

The categories of loans outstanding at March 31, 1999, in dollars and as a percentage of loans outstanding were as follows:



                          LOAN CATEGORY            $ IN THOUSANDS          PERCENTAGE OF TOTAL
                                                                                 LOANS
                     -----------------------    --------------------      ----------------------
                     Commercial                                3,499                        92.2%
                     Installment                                 252                         6.6%
                     Home Equity                                  41                         1.2%
                                                --------------------      ----------------------

                          Total Loans                          3,792                       100.0%
                                                ====================      =======================



At March 31, 1999 there were no non-accrual loans, no loans greater than 30 days past due, and no watch loans. As a result of substantial start up expenditures incurred by the Company and the Banks and the time the Banks will take to develop their deposit bases and loan portfolios, the Company's management expects that the Banks and thus the Company, will operate at a loss during the start up period of the Banks. Accordingly, the Company's management expects that neither the Company or the Banks will be profitable during the first two years of operations.

                                    PART II.
                                OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a.) Exhibits

     Exhibit                 Description
     -------                 -----------
     27                      Financial Data Schedule (EDGAR filing only)




(b) Reports on Form 8-K
    No reports on form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, there unto duly organized.

 May 14, 1999.
     ---                        Michigan Community Bancorp Limited

                                By: /s/ David A. McKinnon
                                    ---------------------------------
                                David A. McKinnon, Chairman and Chief
                                Executive Officer

EXHIBIT INDEX

Exhibit                         Description
-------                         -----------
27                              Financial Data Schedule (EDGAR filing only)