Form 10QSB
period 1999-06-30
MICHIGAN COMMUNITY BANCORP LTD
filed 1999-08-16
CIK 1068901

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                       OR

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

      For the transition period from                  to
                                     ----------------    -------------


                           Commission File No. 0-25079

                       MICHIGAN COMMUNITY BANCORP LIMITED
             (Exact name of registrant as specified in its charter)

      MICHIGAN                                            38-3390193
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

                             Yes  x    No
                                 ---     ---

As of June 30 1999, the Registrant had 665,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

            Yes:           No:  X
                -----         -----

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Michigan Community Bancorp Limited (the "Company" or "MCB") completed an initial public offering of its Common Stock In December 1998 raising $9,975,000 of gross proceeds before fees and expenses. The total offering consisted of 665,000 shares which were priced at $15 per share. The net proceeds to the Company after deducting for underwriting fees were $9.2 million. The consolidated financial statements of the Company include its subsidiary banks, Lakeside Community Bank
(LCB) and North Oakland Community Bank (NOCB). All adjustments, which, in the opinion of management, are necessary in order to ensure the financial statements are not misleading, have been included.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)


                                                                           (IN THOUSANDS)
                                                                 6/30/99                  12/31/98
                                                                --------                  --------
Assets
Cash & cash equivalents:
    Cash & due from banks                                       $  1,955                  $     67
    Federal funds sold                                             6,000                     7,839
                                                                --------                  --------
          Cash and cash equivalents                                7,955                     7,906

Securities Available for Sale (Note 2)                             1,980                        --
Loans: (Note 3)
     Loans, gross                                                 21,170                        --
     Less: allowance for loan losses                                 360                        --
                                                                --------                  --------
          Net loans                                               20,810                        --

Premises and equipment- Net                                        1,633                       222
Other assets                                                         543                       835
                                                                --------                  --------

         Total assets                                           $ 32,921                  $  8,963
                                                                ========                  ========

Liabilities and Stockholders' Equity

Liabilites

Deposits: (Note 4)
     Non-Interest Bearing Demand Deposits                       $  3,224                  $     --
     Interest Bearing Demand Deposits                              4,074                        --
     Savings Deposits                                                831                        --
     Time Deposits                                                17,083                        --
                                                                --------                  --------

        Total deposits                                            25,212                        --

Other liabilites                                                     188                       318
                                                                --------                  --------

        Total liabilites                                          25,400                       318

Shareholders Equity

    Preferred stock, no par value, 1,000,000
        shares authorized, none issued                                --                        --
    Common stock -$5 stated value
        authorized - 9,000,000 shares
        issued and outstanding - 665,000 shares                    3,325                     3,325
    Capital surplus                                                5,880                     5,880
    Accumulated deficit                                           (1,677)                     (560)
    Accumulated Other Comprehensive, Net of                           (7)                       --
        Tax of $(4)
                                                                --------                  --------

         Total stockholders' equity                                7,521                     8,645
                                                                --------                  --------

    Total liabilites and stockholders' equity                   $ 32,921                  $  8,963
                                                                ========                  ========

                       MICHIGAN COMMUNITY BANCORP LIMITED
                       CONSOLIDATED STATEMENT OF EARNINGS
                        JANUARY 1, 1999 TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                                      (IN THOUSANDS)
                                                                          3 MONTH ENDED            YEAR-TO-DATE
                                                                              6/30/99                 6/30/99
                                                                          -------------            ------------
 Interest Income:
    Interest & Fee on Loans                                                 $     302                $     352
    Interest on Investment Securities:                                             14                       14
    U.S. Government Securities
    Interest on Federal Funds Sold                                                146                      242
                                                                            ---------                ---------

         Total Interest Income                                                    462                      608

Interest Expense:
    Interest on Demand Deposits                                                    28                       35
    Interest on Savings Deposits                                                    3                        5
    Interest on Time Deposits                                                     180                      209
                                                                            ---------                ---------

         Total Interest Expense                                                   211                      249
                                                                            ---------                ---------

         Net interest income before allowance for loan losses                     251                      359

Less allowance for loan losses                                                    108                      360
                                                                            ---------                ---------

     Net interest income after allowance for loan losses                          143                       (1)

Other income                                                                        8                       24

Other operating expenses:
     Salaries and employee benefits                                               298                      676
     Occupancy                                                                     57                      118
     Equipment expense                                                             60                       94
    Advertising                                                                    10                       42
    Miscellaneous                                                                 116                      210
                                                                            ---------                ---------
          Total other operating expense                                           541                    1,140
                                                                            ---------                ---------

Loss - Before income taxes                                                       (390)                  (1,117)

Provision for income taxes                                                         --                       --
                                                                            ---------                ---------

Net loss                                                                    $    (390)               $  (1,117)
                                                                            =========                =========

Number of shares outstanding                                                  665,000                  665,000
                                                                            =========                =========

 Net loss per share                                                         $   (0.59)               $   (1.68)
                                                                            =========                =========

                       MICHIGAN COMMUNITY BANCORP LIMITED
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        JANUARY 28, 1998 TO JUNE 30, 1999
                                   (UNAUDITED)


                                                                                                  ACCUMULATED
                                                                                                     OTHER          TOTAL
                                                       COMMON         CAPITAL      ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                                        STOCK         SURPLUS        DEFICIT        INCOME          EQUITY
                                                       -------        -------        -------        -------        -------
 BALANCE - JANUARY 28,  1998 - INCEPTION               $    --        $    --        $    --        $    --        $    --

 Public Stock Offering                                   3,325          6,102             --             --          9,427
 Cost of Stock Offering                                     --           (222)            --             --           (222)
 Net Loss                                                   --             --           (560)            --           (560)
                                                       -------        -------        -------        -------        -------
 BALANCE - DECEMBER 31, 1998                             3,325          5,880           (560)            --          8,645

 Comprehensive Income:
 Net loss                                                   --             --         (1,117)                       (1,117)
 Change in Unrealized Loss on Securities                                                                 (7)            (7)
 Available for Sale, Net of Re-classification
 Adjustment and Tax Effect of $(4)
                                                       -------        -------        -------        -------        -------

 Total Comprehensive Income                                 --             --         (1,117)            (7)        (1,124)
                                                       -------        -------        -------        -------        -------

June 30, 1999                                          $ 3,325        $ 5,880        $(1,677)       $    (7)       $ 7,521
                                                       =======        =======        =======        =======        =======

                       MICHIGAN COMMUNITY BANCORP LIMITED
                       CONSOLIDATED STATEMENT OF CASH FLOW
                        JANUARY 1, 1999 TO JUNE 30, 1999
                                   (UNAUDITED)


                                                                         (IN THOUSANDS)
Operating activities:
     Net loss                                                              ($ 1,117)
      Adjustments to reconcile net loss to net cash
      provided in operating activites
     Provision for loan loss                                                    360
     Depreciation                                                                57
     Accretion of Securities
     (Increase) Decrease in Interest Receivable & other assets                  295
     (Increase) Decrease in Interest Payable  & other Liabilities              (130)
                                                                           --------
          Net cash used in operating activities                                (535)

Investing activities:
     Increase in gross loans                                                (21,170)
     Additions to premises and equipment                                     (1,468)
     Purchase of Available for Sale Securities                               (1,990)
                                                                           --------
          Net cash used in investing activities                             (24,628)

Cash flows from financing activities:
     Net increase (decrease) in interest-bearing and non-interest
       Bearing Demand Accounts                                                7,298
     Net increase (decrease) in savings and time deposits                    17,914
                                                                           --------
Net cash provided by financing activities                                    25,212

Net increase in cash and cash equivalents                                        49

Cash and cash equivalents - December 31, 1998                                 7,906
                                                                           --------

Cash and cash equivalents - June 30, 1999                                  $  7,955
                                                                           ========


Cash paid for interest                                                     $    142
                                                                           ========

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

         NATURE OF OPERATIONS - Michigan Community Bancorp Limited was incorporated on January 28, 1998 as a bank holding company to establish and operate two new banks, Lakeside Community Bank (LCB) in Sterling Heights, Michigan and North Oakland Community Bank (NOCB) in Rochester Hills, Michigan. In December 1998, the Company completed an initial public offering for the sale of 665,000 shares of common stock, raising $9.4 million, net of offering costs. LCB and NOCB commenced operations in January 1999.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Michigan Community Bancorp Limited (the "Corporation") and its wholly owned subsidiaries, Lakeside Community Bank and North Oakland Community Bank (the "Banks"). The tabular presentations omit 000's.

         SECURITIES - Securities for which the Corporation has both the positive intent and ability to hold to maturity are classified as "held-to-maturity." Those securities are recorded at cost, adjusted for accumulated amortization of premium and accretion of discount. Realized gains and losses on sales of held to maturity securities, while rare, will be included in net securities gains based on the adjusted cost of the specific item sold. At June 30, 1999 there are no securities classified as held to maturity.

         When securities are purchased and the Corporation intends to hold the securities for an indefinite period of time, but not necessarily to maturity, they are classified as "available for sale" and recorded at market value. Any decision to sell a security available for sale will be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity demands, regulatory capital considerations and other similar factors. Cost is adjusted for amortization of premiums and accretion of discounts to maturity or, for mortgage-backed securities, over the estimated life of the security. Unrealized gains and losses for available-for-sale securities will be excluded from earnings and recorded as an amount, net of tax, as a component of comprehensive income in stockholders' equity.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INTEREST INCOME ON LOANS - Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued during the current year is reversed. Interest accruals are generally resumed when all delinquent principal and/or interest has been brought current, and in the opinion of management, the borrower has demonstrated the ability to meet the terms and conditions of the agreement.

         LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES - The reserve for possible loan losses is established through a provision for possible loan losses charged to expense. Loans are charged against the reserve for possible loan losses when management believes collection of the principal is unlikely. The reserve for possible loan losses is an amount management believes will be adequate to absorb losses inherent in existing loans based on evaluations of the anticipated repayment and prior loss experience. The evaluations take into consideration such factors as changes in the nature, volume and quality of the portfolio, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrowers' ability to pay.

         PREMISES AND EQUIPMENT - Premises and equipment are stated at cost. Depreciation is computed on the straight-line method and charged to operations over the estimated useful lives of the properties.

         INCOME TAXES - The Corporation files a consolidated federal income tax return. The Corporation uses the asset and liability method of accounting for income taxes. Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

         OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The only item included in "accumulated other comprehensive income" at June 30, 1999 is the net unrealized gains and losses on available-for-sale securities.

         OFFERING COSTS - Costs related to the offering of common stock have been netted against the offering proceeds from the sale of the Company's stock.

         EARNINGS PER SHARE - Basic earnings per share is based on the weighted average number of shares outstanding during the period.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK OPTIONS - The Company has two stock option plans. Options granted to directors and key employees under both plans are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at grant date exceeds the exercise price of an option. Under the Company's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards under the plan.

NOTE 2 - SECURITIES

         The amortized cost and estimated market value of securities available for sale are as follows:


                                                                        Gross              Gross
                                                   Amortized          Unrealized        Unrealized          Estimated
                                                      Cost              Gains             Losses          Market Value
                                                ----------------   ----------------   ---------------   -----------------
 U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                    $          1,990   $             --   $           10    $          1,980
                                                ================   ================   ===============   =================


         The amortized cost and estimated market value of securities available for sale at June 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturity because issuers have the right to call or prepay obligations with or without call or prepayment penalties:

                                                   Amortized          Estimated
                                                      Cost            Market Value
                                                ----------------   ----------------
 Due after one year but within five years       $          1,990   $          1,980
                                                ================   ================

         At June 30, 1999, U.S. government securities carried at $1,980 with a market value of $1,980, were pledged to secure public deposits and for other purposes required by law.

         Other than securities of the U.S. government, there were no investment securities of any one issuer aggregating 10 percent of consolidated stockholders' equity at June 30, 1999.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 3 - LOANS

         Major classifications of loans are summarized as follows:


                                                             June 30, 1999
                                                             -------------
Commercial                                                      $17,449
Real estate mortgage                                              1,250
Installment                                                       2,471
Construction                                                         --
                                                                -------
     Total Loans                                                 21,170

Less reserve for possible loan losses                               360
                                                                -------
     Net Loans                                                  $20,810
                                                                =======

         At June 30, 1999, approximately $2.2 million of loans were outstanding to officers, bank directors, principal stockholders and their associated companies. In the opinion of the Bank Boards, such loans were made on the same terms and conditions as those to other borrowers and did not involve more than the normal risk of collectibility.

         At June 30, 1999, the Company had a loan concentration of $3.9 million in non-residential building operators and single-family housing construction. Management does not feel that the borrowers will be similarily impacted by economic or other activities.

         ALLOCATION OF THE RESERVE FOR LOAN LOSS

         At June 30, 1999 there were no non-accrual loans, no loans greater than 30 days past due, and no watch loans.

         Transactions in the reserve for possible loan losses were as follows:




Balance - Beginning of year                                     $    --

Provision charged to operations                                     360
loans charged off                                                    --
Recoveries                                                           --
                                                                -------

Balance - June 30, 1999                                         $   360
                                                                =======

Reserve as a percentage of total loans                             1.70%
                                                                =======

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE 4 - CERTIFICATES OF DEPOSIT

         The aggregate amount of certificates of deposit in denominations in excess of $100,000 totaled approximately $8 million at June 30, 1999. The interest expense related to such deposits throughout the year was approximately $217,500, which is included in interest on time deposits in the accompanying consolidated statement of income.



NOTE 5 - OPERATING LEASE

         The Company has entered into an assignment of a lease for a building to be utilized for NOCB's branch operations. The assignment required the prepayment of the lease totaling $250,000 and an on going monthly rental payment of $600. The prepayment of rent will be expensed over the lease assignment term that expires on December 31, 2004.

         The Company has entered into a lease for a building to be utilized for LCB's branch operations and the Company's headquarters. During the first five year period , the lease requires a $8,392 monthly payment. A credit of $4,196 for the first sixteen months will be given for tenant improvements. The last five year period of the lease requires a $8,890 monthly payment. The lease expires December 1, 2008.

         The annual future minimum lease payments required under these non-cancelable operating leases as of March 31, 1999 are as follows:

                    1999                      $         33,549
                    2000                                95,316
                    2001                               107,904
                    2002                               107,904
                    2003                               108,402
                  thereafter                           535,310
                                              ----------------

                     Total                    $        988,385
                                              ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward - looking statements

The following discussion contains forward-looking statements that involve substantial risks and uncertainties. These forward - looking statements can be identified by the use of the words "anticipate" , "believe", "estimate", "expect", "plan", and similar expressions. They are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors , including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Company may be found under the caption "Factors That May Effect Our Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

MARKET AREA

LCB is located on Schoenherr Road in a rapidly growing area of Macomb County. NOCB is located on Rochester Road and occupies a renovated former bank building in a rapidly growing area of Oakland County . The communities that comprise the Company's primary service area include Sterling Heights, Macomb, Rochester and Rochester Hills. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, construction, and retail.

BANK LINES OF BUSINESS

The Banks' core business activities include attracting deposits from the general public and using such deposits along with equity capital to originate commercial loans. The Banks also offer installment and home equity loans to consumers. The Banks' results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Results of operation may be positively influenced by non-interest income such as fees related to loan origination and service charges associated with customer deposit accounts which includes a full array of demand deposit accounts, money market demand accounts, NOW accounts, savings accounts, individual retirement accounts, certificates of deposit, and ATM cards.

CASH REQUIREMENTS

During a recent examination by banking industry regulators, MCB was notified that the Company, LCB and NOCB had potentially violated section 23A and 23B of the Federal Reserve Act which restricts the nature and extent of transactions among affiliate banks. In order to become compliant with Section 23A and 23B, MCB is considering the need for additional equity financing. MCB expects to complete any such equity financing by the end of the quarter ending September 30, 1999. Amounts being repaid by the Holding Company will include interest at the Banks' prime lending rate.

NUMBER OF EMPLOYEES

At June 30, 1999 the Company and the Banks' employed 21 people on a full time basis, and one person on a part time basis. Over the next twelve months, MCB expects to increase its staffing levels to respond to growth opportunities and market requirements.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total assets at June 30, 1999 were $32.9 million as compared to $17.8 million at March 31, 1999. The increase in total assets was funded by a $15.6 million dollar increase in deposits. Total net loss year to date June 30, 1999 was $1.1 million. A portion of the loss can be attributed to the volume of funds invested in low interest federal funds sold, in anticipation of the commercial loans committed to, but as of June 30, 1999 not funded.














DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and the interest expense of interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table presents the daily average balances for the major asset and liability categories and the related interest income and expense and interest rates for the periods:

                                                  Three Months Ended June 30, 1999               Six Months Ended June 30, 1999


                                                                              Average                                      Average
                                                              Interest         Rate                      Interest            Rate
                                              Average         Income/         Earned/      Average       Income/           Earned/
                                              Balance         Expense          Paid        Balance       Expenses           Paid
                                              -------         -------        -------       -------       -------           -------
                                                                           (Annualized)                                 (Annualized)
Assets                                                                              (in thousands)
    Federal funds sold                         12,378           146            4.73         10,322           242            4.73
    Securities                                    809            10            4.96            407            10            4.95
    Loans                                      11,157           302           10.86          6,436           352           11.03
    Purchased CDs                                 363             4            4.42            182             4            4.43
                                              -------       -------         -------        -------       -------         -------
Total Earning Assets/Total Interest            24,707           462            7.50         17,347           608            7.07
    Income

Cash and due from banks                           997                                          831
All other assets                                1,749                                        1,648
                                              -------                                      -------
Total Assets                                   27,453                                       19,826
                                              =======                                      =======


Liablities and Stockholder's Equity
    NOW and money market accounts               2,960            28            3.79          1,764            35            4.00
     Savings deposits                             538             3            2.24            366             5            2.75
     Time Deposits                             13,908           180            5.19          8,200           209            5.14
                                              -------       -------         -------        -------       -------         -------
Total Interest Bearing Liablities/Total        17,406           211            4.86         10,330           249            4.86
     Interest Expense

Noninterest bearing demand deposits             2,062                                        1,318
All other liablities                              226                                          193
Stockholder's equity                            7,759                                        7,985
                                              -------                                      -------

Total Liabilities and Stockholder's
Equity                                         27,453                                       19,826
                                              =======                                      =======

Net Interest Income                                             251                                          359
                                                            -------                                      -------
Net Interest Margin (Net Interest
Income/Total Earning Assets)                                                   4.07                                         4.17
                                                                            -------                                      -------

The following table shows the rate sensitivity of the Corporation's interest earning assets and interest bearing liabilities as of June 30, 1999. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap. For the purposes of this table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period, generally according to its contractual terms.


                                                                After Three      After One
                                                  Within        Months But       Year But           After
                                                  Three         Within One       Within             Five
                                                  Months        Year             Five Years         Years          Total
                                                                              (in thousands)
 Interest Earning Assets
     Federal funds sold                            6,000              --               --              --           6,000
     Securities (1)                                   --              --            1,980              --           1,980
     Loans                                         8,486           2,247            8,136           2,299          21,168
                                                  ------          ------           ------          ------          ------

Total                                             14,486           2,247           10,116           2,299          29,148
                                                  ======          ======           ======          ======          ======

Interest Bearing Liabilities
     NOW and money market
     accounts                                      2,345             225            1,200             305           4,075
     Savings deposits                                 30              90              480             232             832
     Jumbo time deposits/
        Time deposits less than $100,000           8,550           9,444               89              --          18,083
                                                  ------          ------           ------          ------          ------
     Total                                        10,925           9,759            1,769             537          22,990
                                                  ======          ======           ======          ======          ======

(1) Securities in the "available for sale" category are reported in this table at fair value.

Interest rate sensitivity gap                      3,561          (7,512)           8,347           1,762           6,158
Cumulative interest rate
  sensitivity gap                                  3,561          (3,951)           4,396           6,158           6,158



The Corporation is asset sensitive, a decrease in market interest rates will adversely affect net interest income.


The preceding table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest yield, because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and by different increments.



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

August 13, 1999.
                                Michigan Community Bancorp Limited

                                By: /s/ David A. McKinnon
                                   -------------------------------------------
                                     David A. McKinnon, President and Chief
                                     Executive Officer




                                By: /s/ William L. Carley
                                   ------------------------------------------
                                     William L. Carley, Vice President and
                                     Chief Financial Officer

EXHIBIT INDEX

Exhibit            Description
-------            -----------
27                 Financial Data Schedule (EDGAR filing only)