Form 10QSB
period 1999-09-30
MICHIGAN COMMUNITY BANCORP LTD
filed 1999-11-15
CIK 1068901

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the quarterly period ended September 30, 1999

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from             to
                                               -------------  ------------------

                          Commission File No. 0-25079



                       MICHIGAN COMMUNITY BANCORP LIMITED
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                     38-3390193
   (State of incorporation)                 (I.R.S. Employer Identification No.)


                              43850 SCHOENHERR ROAD
                            STERLING HEIGHTS MI 48313
                    (Address of principal executive offices)

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


                              Yes x    No
                                 -----    -----

As of September 30, 1999, the Registrant had 665,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)


                               Yes      No  x
                                  -----   -----



                                      (1)

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Michigan Community Bancorp Limited (the "Company" or "MCB") completed an initial public offering of its common Stock in December 1998 raising $9,975,000 of gross proceeds before fees and expenses. The total offering consisted of 665,000 shares which were priced at $15 per share. The net proceeds to the Company after deducting underwriting fees were $9.2 million. The consolidated financial statements of the Company include its subsidiary banks, Lakeside Community Bank (LCB) and North Oakland Community Bank (NOCB). All adjustments, which in the opinion of management are necessary in order to ensure the financial statements are not misleading, have been included.





                                      (2)

                       MICHIGAN COMMUNITY BANCORP LIMITED
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                                      (IN THOUSANDS)
                                                                      --------------
                                                                  9/30/99       12/31/98
                                                                  -------       --------
Assets
Cash & cash equivalents:
     Cash & due from banks                                       $  2,005       $     67
     Federal funds sold                                             9,950          7,839
                                                                 --------       --------
          Cash and cash equivalents                                11,955          7,906

Securities Available for Sale (Note 2)                              1,993             --
Loans: (Note 3)
     Loans, gross                                                  36,093             --
     Less: allowance for loan losses                                  560             --
                                                                 --------       --------
          Net loans                                                35,533             --

Premises and equipment-Net                                          1,677            222
Other assets                                                          439            835
                                                                 --------       --------
          Total assets                                           $ 51,597       $  8,963
                                                                 ========       ========

Liabilities and Stockholders' Equity
Liabilities
Deposits: (Note 4)
     Non-Interest Bearing Demand Deposits                        $  5,190             --
     Interest Bearing Demand Deposits                               5,302             --
     Savings Deposits                                               1,620             --
     Time Deposits                                                 31,032             --
                                                                 --------       --------
           Total deposits                                        $ 43,144             --

Other liabilities                                                   1,328            318
                                                                 --------       --------
          Total liabilities                                        44,472            318
Shareholders Equity
     Preferred stock, no par value, 1,000,000
          shares authorized, none issued                               --             --
     Common stocks-$5 stated value
          authorized - 9,000,000 shares
          issued and outstanding - 665,000 shares                   3,325          3,325
     Capital surplus                                                5,880          5,880
     Accumulated deficit                                           (2,081)          (560)
     Accumulated Other Comprehensive, Net of                            1             --
          Tax of $ 1
                                                                 --------       --------
          Total stockholders' equity                                7,125          8,645
                                                                 --------       --------

Total liabilities and stockholders' equity                       $ 51,597       $  8,963
                                                                 ========       ========



                                      (3)

                       MICHIGAN COMMUNITY BANCORP LIMITED
                       CONSOLIDATED STATEMENT OF EARNINGS
                      JANUARY 1, 1999 TO SEPTEMBER 30, 1999
                                   (UNAUDITED)




                                                                                          (IN THOUSANDS)
                                                                                          --------------
                                                                                3 MONTH ENDED       YEAR-TO-DATE
                                                                                     9/30/99          9/30/99
                                                                                -------------       ------------
Interest Income:
     Interest & Fee on Loans                                                    $     689             $   1,041
     Interest on Investment Securities                                                 29                    39
     Interest on Certificate of Deposit                                                --                     4
     Interest on Federal Funds Sold                                                   126                   368
                                                                                ---------             ---------
          Total Interest Income                                                       844                 1,452

Interest Expense:
     Interest on Demand Deposits                                                       38                    73
     Interest on Savings Deposits                                                       7                    12
     Interest on Time Deposits                                                        385                   594
                                                                                ---------             ---------
           Total Interest Expense                                                     430                   679
                                                                                ---------             ---------
          Net interest income before allowance for loan losses                        414                   773
Less allowance for loan losses                                                        200                   560
                                                                                ---------             ---------
     Net interest income after allowance for loan losses                              214                   213

Other Income                                                                            3                    27
Other operating expenses:
     Salaries and employee benefits                                                   329                 1,005
     Occupancy                                                                         44                   162
     Equipment expense                                                                 70                   164
     Advertising                                                                       30                    72
     Miscellaneous                                                                    148                   358
                                                                                ---------             ---------
     Total other operating expense                                                    621                 1,761
                                                                                ---------             ---------

Loss - Before income taxes                                                           (404)               (1,521)

Provision for income taxes                                                             --                    --
                                                                                ---------             ---------
Net loss                                                                        $    (404)            $  (1,521)
                                                                                =========             =========

Number of shares outstanding                                                      665,000               665,000
                                                                                =========             =========

Net loss per share                                                              $   (0.61)            $   (2.29)
                                                                                =========             =========


                                      (4)

                       MICHIGAN COMMUNITY BANCORP LIMITED
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     JANUARY 28, 1998 TO SEPTEMBER 30, 1999
                                   (UNAUDITED)



                                                                                              ACCUMULATED
                                                                                                 OTHER            TOTAL
                                                     COMMON     CAPITAL     ACCUMULATED      COMPREHENSIVE    STOCKHOLDERS'
                                                      STOCK     SURPLUS       DEFICIT           INCOME            EQUITY
                                                     ---------  ---------   -----------      -------------    -------------
BALANCE - JANUARY 28, 1998 - INCEPTION               $     -    $     -     $      -         $      -          $     -

Public Stock Offering                                  3,325      6,102            -                -            9,427

Cost of Stock Offering                                     -       (222)           -                -             (222)

Net Loss                                                   -          -         (560)               -             (560)
                                                     ---------  ---------   -----------      -------------     -----------

BALANCE - DECEMBER 31, 1998                            3,325      5,880         (560)               -            8,645

Comprehensive Income:

Net Loss                                                   -          -       (1,521)                           (1,521)

Change in Unrealized Loss on Securities                                                             -                -

Available for Sale, Net of Re-classification

Adjustment and Tax Effect of $ 1                                                                    1                1
                                                     ---------  ---------   ----------       ------------      ----------

Total Comprehensive Income                                 -          -       (1,521)               1           (1,520)
                                                     ---------  ---------   ----------       ------------      ----------

September 30, 1999                                   $ 3,325    $ 5,880     $ (2,081)        $      1          $ 7,125
                                                     =========  ==========  ==========       ============      ==========




                                      (5)

                       MICHIGAN COMMUNITY BANCORP LIMITED
                       CONSOLIDATED STATEMENT OF CASH FLOW
                      JANUARY 1, 1999 TO SEPTEMBER 30, 1999
                                   (UNAUDITED)





                                                                                 (IN THOUSANDS)
Operating activities:
     Net loss                                                                              ($1,521)
     Adjustments to reconcile net loss to net cash
        provided in operating activities
     Loss on Sale of Securities                                                                  2
     Provision for loan loss                                                                   560
     Depreciation                                                                               94
     Accretion of Securities                                                                    (1)
     (Increase) Decrease in Interest Receivable & other assets                                 396
     Increase (Decrease) in Interest Payable & other liabilities                             1,009
                                                                               --------------------

        Net cash provided by operating activities                                              539

Investing activities:
     Increase in gross loans                                                               (36,093)
     Additions to premises and equipment                                                    (1,549)
     Purchases of Available for Sale Securities                                             (3,981)
     Proceeds from sale of Available for Sale Securities                                     1,989
                                                                               --------------------

        Net cash used in investing activities                                              (39,634)

Cash flows from financing activities:
     Net increase in interest-bearing and non-interest
       bearing demand accounts                                                              10,492
     Net increase in savings and time deposits                                              32,652
                                                                               --------------------

        Net cash provided by financing activities                                           43,144

Net increase in cash and cash equivalents                                                    4,049

Cash and cash equivalents - December 31, 1998                                                7,906
                                                                               --------------------

Cash and cash equivalents - September 30, 1999                                             $11,955
                                                                               ====================

Cash paid for interest                                                                        $548
                                                                               ====================



                                      (6)

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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


         SECURITIES - Securities for which the Corporation has both the positive intent and ability to hold to maturity are classified as "held-to-maturity." Those securities are recorded at cost, adjusted for accumulated amortization of premium and accretion of discount. Realized gains and losses on sales of held to maturity securities, while rare, will be included in net securities gains based on the adjusted cost of the specific item sold. At September 30, 1999 there are no securities classified as held to maturity.

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

                                      (7)

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES - The reserve for possible loan losses is established through a provision for possible loan losses charged to expense. Loans are charged against the reserve for possible loan losses when management believes collection of the principal is unlikely. The reserve for possible loan losses is an amount management believes will be adequate to absorb losses inherent in existing loans based on evaluations of the anticipated repayment and prior loss experience. The factors taken into consideration include: changes in the nature, volume and quality of the portfolio, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrower's ability to pay.

         PREMISES AND EQUIPMENT - Premises and equipment are stated at cost. Depreciation is computed on the straight-line basis and charged to operations over the estimated useful lives of the properties.

         INCOME TAXES - The Corporation files a consolidated federal income tax return and uses the asset and liability method of accounting for income taxes. Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

         OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The only item included in "accumulated other comprehensive income" at September 30, 1999 is the net unrealized gains and losses on available-for-sale securities.

         OFFERING COSTS - Costs related to the offering of common stock have been netted against the offering proceeds from the sale of the Company's stock.

         EARNINGS PER SHARE - Basic earnings per share is based on the weighted number of shares outstanding during the period.

                                      (8)

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK OPTIONS - The Company has two stock option plans. Options granted to directors and key employees under both plans are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at grant date exceeds the exercise price of an option. Under the Company's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock options awards under the plan.

NOTE 2 - SECURITIES

         The amortized cost and estimated market value of securities available for sale are as follows:

                                                                      Gross            Gross
                                                   Amortized        Unrealized       Unrealized        Estimated
                                                      Cost            Gains           Losses          Market Value
                                                -----------------   -----------     -----------      --------------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies     $           1,991  $          2     $         -      $        1,993
                                                =================  ============     ===========      ==============

         The amortized cost and estimated market value of securities available for sale at September 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturity because issuers have the right to call or prepay obligations with or without call or prepayment penalties:

                                                               Amortized              Estimated
                                                                 Cost                Market Value
                                                              ------------          -------------
                  Due after one year but within five years    $      1,991          $       1,993
                                                              ============          =============


         At September 30, 1999, U.S. Treasury Securities and obligations of U.S. Government corporations and agencies were carried at $1,993 with a market value of $1,993 and were pledged to secure public deposits and for other purposes required by law.

         Other than the U.S. Treasury Securities and obligations of U.S. Government corporations and agencies, there were no investment securities of any one issuer aggregating 10 percent of consolidated stockholders' equity at September 30, 1999.


                                      (9)

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE 3 - LOANS

         Major classifications of loans are summarized as follows:

                                            September 30, 1999
                                            ------------------
                  Commercial                         $         29,834
                  Real Estate Mortgage                          2,700
                  Installment                                   3,559
                                                     ----------------

                           Total Loans                         36,093

                  Less reserve for possible loan losses           560
                                                       --------------

                           Net Loans                 $         35,533
                                                     ================

         At September 30, 1999, approximately 3.7 million of loans were outstanding to officers, bank directors, principal stockholders and their associated companies. In the opinion of the Board of Directors of the respective Banks, such loans were made on the same terms and conditions as those to other borrowers and did not involve more than the normal risk of collectibility.

         At September 30, 1999, the Company had a loan concentration of 6.4 million in non-residential building operators and single-family housing construction. Management does not feel that the borrowers will be similarily impacted by economic or other activities.

         ALLOCATION OF THE RESERVE FOR LOAN LOSS

         At September 30, 1999, there were two loans 30 days past due (1.0 million). There were no non-accrual loans and no watch loans.

         Transactions in the reserve for possible loan losses were as follows:

                  Balance - Beginning of year                 $      -
                  Provision charged to operations                  560
                  Loans charged off                                  -
                  Recoveries                                         -
                                                              --------

                  Balance - September 30, 1999                $    560
                                                              ========

                  Reserve as a percentage of total loans          1.55%
                                                              ========


                                      (10)

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 4 - CERTIFICATES OF DEPOSIT

         The aggregate amount of certificates of deposit in denominations in excess of $100,000 totaled approximately $11 million at September 30, 1999. The interest expense related to such deposits throughout the year was approximately $265,800, which is included in interest on time deposits in the accompanying consolidated statement of income.

NOTE 5 - OPERATING LEASE

         The company assigned the lease for a building utilized by NOCB's branch operations to NOCB. The assignment required the prepayment of the lease totaling $250,000 and an ongoing monthly rental payment of $600. The prepayment of rent will be expensed over the lease assignment term that expires on December 31, 2004.

         The Company has entered into a lease for a building to be utilized to LCB's branch operations and the Company's headquarters. During the first five year period, the lease requires a $8,392 monthly payment. A credit of $4,196 for the first sixteen months will be given for tenant improvements. The last five year period of the lease requires a $8,890 monthly payment. The lease expires December 1, 2008.

         The annual future minimum lease payments required under these non-cancelable operating leases as of September 30, 1999 are as follows:

    1999                       $  16,775
    2000                          95,316
    2001                         107,904
    2002                         107,904
    2003                         108,402
thereafter                       535,310
                          ---------------

    Total                      $ 971,611
                          ===============


NOTE 6 - SUBSEQUENT EVENT

         During September, 1999, the Company commenced a Private Placement of 91,000 units. Each unit is comprised of 1 share of common stock and 1 common stock purchase warrant which entitles the holder to acquire 1 1/2 shares of common stock at $11.00 per share. At September 30, 1999, the Company has collected $951.993, this amount is recorded as a deposit in other liabilities. On October 1, 1999 the remaining units were sold and the common stock and warrants were issued.


                                      (11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         FORWARD - LOOKING STATEMENTS

         The following discussion contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. They are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Company may be found under the caption "Factors That May Affect Our Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(A)      PLAN OF OPERATION

         ORGANIZATION

         The Company was incorporated in 1998 as a bank holding company. The Company operates two wholly owned subsidiary banks, Lakeside Community Bank (LCB) and North Oakland Community Bank (NOCB) (collectively the "Banks"). LCB and NOCB are organized as Michigan banking corporations with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. LOC and NOCB provide a range of commercial and consumer banking services primarily in the northern communities of Macomb and Oakland Counties.

         MARKET AREA

         LCB is located on Schoenherr Road in a rapidly growing area of Macomb County. NOCB is located on Rochester Road and occupies a renovated former bank building in a rapidly growing area of Oakland County. The communities that comprise the company's primary service area include Sterling Heights, Macomb, Rochester and Rochester Hills. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, construction and retail.

         BANK LINES OF BUSINESS

         The Banks' core business activities include attracting deposits from the general public and using such deposits along with equity capital to originate commercial loans. The Banks also offer installment and home equity loans to consumers. The Banks' results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Results of operation may be positively influenced by non-interest income such as fees related to loan origination and service charges associated with customer deposit accounts. The Banks offer a full array of demand deposit accounts, money market demand accounts, NOW accounts, savings accounts, individual retirement accounts, certificates of deposit and ATM cards.


                                      (12)

         CASH REQUIREMENTS

         During September, 1999, the Company commenced a private placement of 91,000 units. Each unit is comprised of 1 share of common stock and 1 common stock purchase warrant which entitles the holder to acquire 1 1/2 shares of common stock at $11.00 per share. As of October 1, 1999 all the units were sold providing $1,001,000.00 in net proceeds to the Company. Proceeds from the offering are to be used to repay indebtedness to Lakeside Community Bank and North Oakland Community Bank and to bring the Company and the Banks into compliance with
         Section 23A and 23B of the Federal Reserve Act. Remaining proceeds will be used to provide the company with additional working capital.

         NUMBER OF EMPLOYEES

         At September 30, 1999 the Company and the Banks' employed 22 people on a full time basis and 4 people on a part time basis. Over the next twelve months, MCB does not expect any significant changes in staffing levels.


(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         Total assets at September 30, 1999 were $51.6 million as compared to $32.9 million at June 30, 1999. The increase in total assets was funded by a $17.9 million dollar increase in deposits. Total net loss year to date September 30, 1999 was $1.5 million. A portion of the loss can be attributed to the volume of funds invested in low interest federal funds sold, in anticipation of the commercial loans committed to, but as of September 30, 1999 not funded.


DISTRIBUTION OF ASSETS, LIABILITES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         Net interest income, the primary component of earnings, represents the difference between interest income on interest-earning assets and the interest expense of interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. This table represents the daily average balances for the major asset and liability categories and the related interest income and expense and interest rates for the periods:


                                      (13)


                                        Three months ended September 30, 1999         Nine Months Ended September 30, 1999

                                                                        Average                              Average
                                                       Interest          Rate                     Interest    Rate
                                           Average      Income/         Earned/         Average    Income/   Earned/
            (in thousands)                 Balance      Expense          Paid           Balance   Expenses    Paid
                                        ------------------------------------------------------------------------------
                                                                     (Annualized)                         (Annualized)
Assets
     Federal funds sold                         9,924         126        5.07              10,187       368      4.82
     Securities                                 2,047          29        5.62                 960        39      5.43
     Loans                                     29,577         689        9.32              14,234     1,041      9.75
     Purchased CD's                          $      -           -          -                  110         4      4.86
                                             ------------------------------------------------------------------------

Total Earning Assets/Total Interest            41,548         844        8.12              25,491     1,452       7.6
     Income

Cash and due from banks                         1,793                                       1,223
All other assets                                2,131                                       1,940
                                             --------                                     -------

Total Assets                                   45,472                                      28,654
                                             ========                                     =======

Liabilities and Stockholder's Equity
     NOW and money market accounts              4,581          38        3.29               2,660        73      3.67
     Savings deposits                             939           7        2.98                 560        12      2.86
     Time deposits                             28,114         385        5.48              14,910       594      5.31
                                             ------------------------------------------------------------------------

Total Interest Bearing Liabilities/Total       33,634         430        5.11              18,130       679      4.99
     Interest Expense

Noninterest bearing demand deposits             4,286                                       2,314
All other liabilities                             262                                         151
Stockholder's equity                            7,772                                       8,174
                                             --------                                     -------

Total Liabilities and Stockholder's
     Equity                                    45,954                                      28,769
                                             ========                                     =======

Net Interest Income                                           414                                       773
                                                          =======                                    ======


Net Interest Spread (Net Interest
     Income/Total Earning Assets)                                        3.95                                    4.05
                                                                       ======                                   =====



                                      (14)

The following table shows the rate sensitivity of the Corporation's interest earning assets and interest bearing liabilities as of September 30, 1999. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap. For the purposes of this table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period, generally according to its contractual terms.


                                                     After Three     After One
                                         Within       Months But      Year But      After
                                          Three       Within One       Within        Five
                                         Months          Year        Five Years     Years        Total
                                       ------------  -------------- ------------- ----------- ------------
                                                                    (in thousands)

Interest Earning Assets
     Federal funds sold                      9,950               -             -           -        9,950
     Securities (1)                              -               -         1,993           -        1,993
     Loans                                  15,053           3,355        13,671       4,014       36,093
                                       -----------   -------------  ------------  ----------  -----------

Total                                       25,003           3,355        15,664       4,014       48,036
                                       ===========   =============  ============  ==========  ===========

Interest Bearing Liabilities
     NOW and money market
        accounts                             3,447             225         1,200         430        5,302
     Savings deposits                           54             162           810         594        1,620
     Jumbo time deposits/
        Time deposits $100,000               7,666          21,065         2,301           -       31,032
                                       -----------   -------------  ------------  ----------  -----------

Total                                       11,167          21,452         4,311       1,024       37,954
                                       ===========   =============  ============  ==========  ===========

(1) Securities in the "available for sale" category are reported in this table at fair value

Interest rate sensitivity gap               13,836         (18,097)       11,353       2,990       10,082

Cumulative interest rate
   sensitivity gap                          13,836          (4,261)        7,092      10,082       10,082



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


                                      (15)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On July 21, 1999 the Company held its annual meeting of shareholders. At the meeting Messrs Balter, Blowers, Ferlito, Peleman, Shelton and Sumner were elected to the Company's Board of Directors.





                                     PART II
                                OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit           Description
    27                Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K

    No reports on form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, there onto duly organized.

November 5, 1999                 Michigan Community Bancorp Limited


                                 By: /s/ David A. McKinnon
                                     --------------------------------------
                                     David A. McKinnon, President and Chief
                                     Executive Officer


                                 By: /s/ William L. Carley
                                     -------------------------------------------
                                     William L. Carley, Vice President and Chief
                                     Financial Officer


                                      (16)

EXHIBIT INDEX

    Exhibit           Description
    -------           -----------
    27                Financial Data Schedule (EDGAR filing only)


                                      (17)