Form 10KSB40
period 1999-12-31
MICHIGAN COMMUNITY BANCORP LTD
filed 2000-03-30
CIK 1068901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                           Commission File No. 0-25079

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

                                  810-532-8000
                         (Registrant's Telephone Number)
--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
 Common Stock, no par value                      OTC Bulletin Board

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15
(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure or delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrants revenues for its most recent fiscal year. $2,594,000

The aggregate market value of the voting stock held by non-affiliates was approximately $3,287,526 as of March 28, 2000 based on the closing bid and ask prices ($6.00) on that date.

         As of March 28, 2000 756,000 shares of Common Stock of the Registrant were outstanding.

         Transitional Small Business Disclosure Format:    Yes  [    ]    No
         [ X ]

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of
         Shareholders, to the extent expressly so stated herein, are incorporated by reference into Part I of this Report.

                                    CONTENTS

         Part I:

           Item 1    Description of Business
           Item 2    Description of Property
           Item 3    Legal Proceedings
           Item 4    Submissions of Matters to a Vote of Security Holders

         Part II:

           Item 5    Market for Common Equity and Related Stockholder Matters
           Item 6    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations
           Item 7    Financial Statements
           Item 8    Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure

         Part III:

           Item 9    Directors, Executive Officers, Promoters and Control Persons: Compliance
                        With Section 16(A) of the Exchange Act
           Item 10  Executive Compensation
           Item 11  Security Ownership of Certain Beneficial Owners and Management
           Item 12  Certain Relationships and Related Transactions
           Item 13  Exhibits and Reports on Form 8-K



               With the exception of the statements regarding historical matters and statements regarding the Company's current status, certain matters discussed herein are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the use of the words "anticipate", "believe", "estimate", "plan", "expect", "intend" and similar expressions. Actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences are described in the section entitled "Risk Factors that may effect Future Results."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE CORPORATION

         Michigan Community Bancorp Limited ("MCB") is a bank holding company organized under the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). As a bank holding company, MCB is subject to regulation by the Federal Reserve Board. MCB was organized January, 1998, under the laws of the State of Michigan, and organized Lakeside Community Bank ("LCB") and North Oakland Community Bank ("NOCB") (collectively, "the Banks") effective January 5, 1999. MCB exists primarily for the purpose of holding all the stock of the Banks, and of such other subsidiaries as it may acquire or establish.

         The expenses of MCB have generally been paid using the proceeds of its initial public stock offering, and a private stock offering. MCB's principal source of future operating funds is expected to be fees charged and dividends from the Banks.

         The Banks' present lending activities are primarily focused on commercial and real estate lending to businesses secured by the assets of the borrower. The Banks originate loans primarily through third party referral sources, many of whom are known to management.

         The Banks' retail strategy focuses on mortgage loans, home equity loans, and, to a lesser extent, other forms of consumer lending. The Banks offer ATM cards, competitive rates on various deposit products and other attractive products and services. These services reflect MCB's intended strategy of serving small to medium-sized businesses and individual customers in its market area.

         The Banks provide a wide range of commercial and consumer banking services in northeast Oakland County, and northern Macomb County, including Sterling Heights and Rochester Hills.

THE BANKS

         The Banks are state banking corporations which operate under the laws of the United States of America, pursuant to a charter issued by the State of Michigan. The Bank's deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation.

         The Banks provide a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. The services provided by the Banks include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Banks make secured and unsecured commercial, construction, mortgage and consumer loans and provide safe deposit facilities. The Banks have one automated teller machine (ATM) per bank which participate in the Magic Line system, a regional network, as well as other ATM networks throughout the country.

EFFECT OF GOVERNMENT MONETARY POLICIES

         The earnings of MCB are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy. Monetary policy is used to, among other things, attempt to curb inflation or combat a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

REGULATION AND SUPERVISION

         MCB, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board. It may be required to file additional information as the Federal Reserve Board may require, pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

         The Bank Holding Company Act limits the activities which may be engaged in by MCB (and its subsidiaries) to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be closely related to banking or managing or controlling banks. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.


         With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, non-operating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. MCB has no current plans to engage in non-banking activities.

         The Banks are subject to certain restrictions imposed by federal law on any extension of credit to MCB for investments in stock or other securities, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the MCB from borrowing from the Banks unless the loans are secured in designated amounts.

         With respect to the acquisition of banking organizations, MCB is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.

EMPLOYEES

         As of December 31, 1999, MCB and the Banks employed 28 persons (full time equivalent).

COMPETITION

         All phases of the business of the Banks are highly competitive. The Banks compete with numerous financial institutions, including other commercial banks, in the Macomb County, Oakland County and metropolitan Detroit area. The Banks along with other commercial banks, compete with respect to their lending activities, and compete in attracting demand deposits with savings banks, savings and loan associations, insurance companies, small loan companies, credit unions and with the issuers of commercial paper and other securities, such as various mutual funds. Many of these institutions are substantially larger and have greater financial resources than the Banks.

         The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. Interest rates are widely advertised and thus competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types and quality of services. The Banks are generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, fees charged on deposit accounts, and interest rates charged on loans. With respect to services, the Banks offer a customer service oriented atmosphere which management believes is better suited to its customers' needs than that which is offered by other institutions in the local market.

LEGAL LENDING LIMIT

         Pursuant to state regulations, the Banks are limited in the amount that they may lend to a single borrower, per Bank. As of December 31, 1999 the legal lending limit was approximately $900,000 per bank.



ITEM 2.  DESCRIPTION OF PROPERTY

         MCB has a ten year lease for approximately 6,000 square feet in a one story building located at 43850 Schoenherr Road, Sterling Heights, MI 48313. Of the 6,000 square feet leased, 4,000 are used as the main office of Lakeside Community Bank. MCB utilizes the remaining 2,000 square feet for its headquarters. Monthly rent is approximately $8,400 for the first five years and $8,900 for the remaining five years. The facility is equipped with an automated teller machine ("ATM"), a drive-through teller window and teller stations inside the building. It is expected that the space provided by this building will be adequate for the needs of MCB and LCB for the foreseeable future.

         MCB also leases a building with approximately 3,100 square feet of office space located at 1467 North Rochester Road, Rochester Hills, MI 48307 until December 31, 2004 which serves as the main office of North Oakland Community Bank. MCB prepaid the entire amount of the lease by making a single payment of $250,000 in August 1998. MCB is also obligated to make monthly ground lease payments of $600 until December 31, 2004. The facility is equipped with an ATM, a drive through teller window and teller stations inside the building. It is expected that the space provided by this building will be adequate for the needs of NOCB for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         As a depository of funds, the Bank could occasionally be named as a defendant in a lawsuit (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the Bank's business.

         Management believes that there is no litigation threatened or pending in which MCB, or the Banks, are likely to experience loss or exposure which would materially affect MCB's capital resources, results of operations, or liquidity as presented herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MCB common stock is traded under the symbol "MCBP" in the over-the-counter market and transactions are reported in the National Association of Securities Dealers reporting system known as the "OTC Bulletin Board". As of March 28, 2000, there were approximately 21 record holders of the Company's Common Stock according to the records maintained by MCB's stock transfer agent. The following table sets forth, for the periods indicated, the range of sales prices as reported on the OTC Bulletin Board for each quarter since the completing of the Company's initial public offering on December 4, 1998.


                                            High / Low

         1999:
                  4th Quarter           $10.00    $ 6.13
                  3rd Quarter           $12.00    $ 9.00
                  2nd Quarter           $14.50    $10.00
                  1st Quarter           $16.00    $12.00


         1998:
                  4th Quarter           $15.50    $14.50


Since the completion of its initial public offering, MCB has not paid or declared cash dividends with respect to its Common Stock, and does not expect to pay any cash dividends in the foreseeable future. The Company's ability to pay cash dividends in the future will depend upon the future earnings, results of operations, capital requirements and financial condition of Lakeside Community Bank and North Oakland Community Bank and other factors as MCB's Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of MCB's operating results and financial condition for the periods ended December 31, 1999, should be read in conjunction with the financial statements and statistical data presented elsewhere. The discussion and analysis contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, and projections. These statements are not guarantees of future performance, and involve certain risks and uncertainties. Actual results may materially differ from what may be expressed herein. See "Risk Factors that may effect Future Results."

RESULTS OF OPERATIONS

         MCB had a net loss of $1.8 million in 1999 as compared to $560,000 in 1998. The reasons for the increased losses in 1999 can be primarily attributed to costs and expenses relating to the commencement of operations of the Banks. MCB had revenues of $2.6 million for the year ended December 31, 1999, which was derived primarily from interest and fee income.

         MCB expects net interest income to be its principal source of future income. Interest expense for the year ended December 31, 1999 totaled $1.2 million, which resulted in a net interest income total of $1.3 million. MCB's net interest spread for the year was 4.13%. Net interest income can be expected to increase in the future, as funds continue to be moved from short term investments into higher yielding, longer term loans and securities. This will be accomplished as the Corporation develops its deposit base and loan portfolio.

         Operating expenses for the year ended December 31, 1999 totaled $2.5 million which included $1.3 million in salaries and benefits and $437,000 of occupancy expenses.

ASSETS

         MCB's total assets have increased to $59.8 million at December 31, 1999, compared with $8.9 million at December 31, 1998.

         During the year ended December 31, 1999, total deposits were $51.6 million, while total loans were $46.6 million. Increased liquidity was provided by a private placement offering of common stock during the fourth quarter of 1999.

         During the year ended December 31, 1999, MCB built its loan base through additions to commercial loans totaling $38.9 million, real estate mortgage loans totaling $5.0 million and installment loans of $2.6 million.

         Loans are placed in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. No loans have been placed in non-accrual status by MCB through December 31, 1999. Subsequent to December 31, 1999, the Banks classified a loan as non-accrual totaling $1,450,000. Management believes that the loan in non-accrual status in adequately secured by underlying collateral.

         At December 31, 1999, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. Furthermore, management is not aware of any potential problem loans which could have a material effect on MCB's operating results, liquidity or capital resources.

         In each accounting period, management evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off-balance sheet items that may involve credit risk, such as commitments to extend credit and financial guarantees. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial conditions of borrowers adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. The results of these evaluations are reflected in the allowance and periodic provision for credit losses. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

         The primary risk element considered by management regarding each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Banks' position. The primary risk elements concerning commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers, and periodically reviews existence of collateral and its value.

         Although management believes that the allowances for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Banks will not sustain losses in any given period that could be substantial in relation to the size of the allowances for credit losses. Management is not aware of any factors that would cause future net loan charge-offs, in total or by loan category, to significantly differ from those experienced by institutions of similar size.

LIABILITIES

         During the year ended December 31, 1999, total deposits were $51.6 million. MCB did not have short-term borrowing as of December 31, 1999.


CAPTIAL

         On October 1, 1999, MCB sold 91,000 common stock units at a price of $11.00 per unit. Each unit consists of one share of MCB's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one and one half shares of common stock at $11.00 per share subject to adjustment in certain circumstances for 36 months. The warrants may be immediately separated from the common stock. The warrants will be redeemable at five cents per warrant upon 30 days notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $15.00 per share for a period of twenty consecutive trading days.

         The units constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

         The net proceeds to MCB (after deducting offering costs) were approximately $980,000. The proceeds from the offering were used to repay the indebtedness to Lakeside Community Bank and North Oakland Community Bank with the remaining amounts being used to provide MCB with additional working capital.


AVERAGE BALANCE SHEET

         The following table shows MCB's consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest earning asset or interest bearing asset or interest bearing liability, and the net interest margin for the periods indicated. The average balance of securities represents amortized cost. Interest income on loans includes loan fees.

        Year Ended December 31, 1999
               (In thousands)
                                                       Average          Interest          Average Rate
                                                       Balance       Income/Expense        Earned/Paid
Assets
    Purchased CD's                                         81              4                 4.94%
    Federal Funds Sold                                  9,651            477                 4.94%
    Securities                                          1,252             71                 5.67%
    Loans                                              21,100          1,992                 9.44%
                                                       ------          -----                 ----
    Total Earning Assets/
       Total Interest Income                           32,084          2,544                 7.93%

    Cash and due from banks                             1,250              -                     -
    All other assets                                    1,830              -                     -

    Total Assets                                       35,164
                                                       ======
Liabilities and Equity
    Now and money market accounts                       3,760            137                 3.64%
    Savings deposits                                      851             25                 2.94%
    Time deposits                                      19,320          1,057                 5.47%
                                                       ------          -----                 ----

    Total Interest Bearing Liabilities/
      Total Interest Expense                           23,931          1,219                 5.09%

Non-interest bearing
    demand deposits                                     3,170
All other liabilities                                     221
Stockholders' equity                                    7,842
                                                       ------
    Total liabilities and Stockholder'
       Equity                                          35,164
                                                       ======
Net Interest Income                                                    1,325
                                                                       =====
Net Interest Margin (Net Interest
   Income/Total Earning Assets)                                                              4.13%
                                                                                             ====

Note: Data for the year ended December 31, 1998 is not presented since the subsidiary Banks did not commence operations until January, 1999.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

         The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate risk require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the major sources of liquidity have been deposit growth, federal funds sold, loans and securities which mature within one year. Additional liquidity is provided by a $1.8 million secured federal funds borrowing facility, and $2.0 million secured line of credit with the FHLB. MCB's large deposits which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of jumbo time certificates of deposit.

         Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

         The following table shows the maturity and repricing distribution of MCB's interest earning assets and interest bearing liabilities as of December 31, 1999, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, then interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a period when it matures or could be repriced within such period, generally according to its contractual terms.

                                                         After Three         After One
                                            Within       Months But           Year But           After
                                            Three        within One         Within Five          Five
                                            Months          Year               Years             Years          Total

                                                                         (In Thousands)

Interest earning assets
    Federal Funds Sold                       6,550                                                            6,550
                                                               -                -                 -
    Securities, at amortized cost                                           2,974               103           3,077
                                                 -             -
    Loans                                   20,954         1,995           19,365             4,313          46,627
                                           -------        ------          -------            ------

      Total                                $27,504        $1,995          $22,339            $4,416          56,254
                                           -------        ------          -------            ------
Interest bearing liabilities
    NOW and money market accounts            4,117           672            1,343                             6,132
                                                                                                  -
    Savings deposits                                         289              576                               865
                                                 -                                                -
    Jumbo time deposits                      9,580         4,173              400                            14,153
                                                                                                  -
    Time deposits < $100,000                 5,134        15,145            4,971                            25,250
                                             -----        ------            -----            ------


      Total                                 18,831        20,279            7,290                            46,400
                                            ------        ------            -----            ------

Rate sensitivity gap                         8,673       (18,284)          15,049             4,416

Cumulative rate sensitivity gap                           (9,611)           5,438             9,854
                                                 -

Rate sensitivity gap ratio                   14.51        (10.91)          148.44            100.00

Cumulative rate sensitivity gap                           (16.08)            9.10             16.49
ratio                                            -

         The table above indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally in accordance with their contractural terms. However, this table does not necessarily indicate the impact of general interest rate movements on MCB's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

         Based in the table above, MCB is considered to be liability sensitive in the one-year maturity range at December 31, 1999. In a rising rate environment, MCB might not be able to increase prices on interest earning assets faster then the increase in rates on interest bearing liabilities.

          MCB has developed a model to simulate the effects of possible interest rate changes. MCB's, estimated negative exposure to changing interest rates has been set at a target of 10% of net interest income. The exposure estimate has been established on a variety of assumptions built into the model, and assumed interest rate changes of plus or minus 100 basis points. The results of this analysis will be reported to the Asset/Liability Committee to assist in the interest rate risk management process.

YEAR 2000 DISCLOSURE

         MCB and the Banks, being new businesses, did not have any material issues regarding Year 2000 compliance. During 1999, the cost for becoming fully compliant was not material. To date, MCB has not experienced any Year 2000 issues with either vendors or customers.

RISK FACTORS THAT MAY EFFECT FUTURE RESULTS

We have Experienced Significant Losses from Operations

         Lakeside and North Oakland have been operating since January 5, 1999 and to date have not been able to generate sufficient revenue to fund operations. Through December 31, 1999, MCB has experienced operating losses of $1,832,000 or $2.66 per share. While MCB cannot accurately predict the pace and extent of revenue growth, MCB expects to continue to experience operating losses for the foreseeable future. As a result, of start-up expenditures and the time it takes to develop a deposit base and loan portfolio, it is expected that the Banks, and thus MCB, will operate at a loss during the start-up period of the Banks. MCB does not expect the Banks to be profitable for at least the first two years of operation. There can be no assurance that the Banks or MCB will ever operate profitably.

We have a limited Operating History

         Prior to December 4, 1998, neither MCB nor the Banks had an operating history and were Development Stage Companies. MCB and the Banks are subject to the risks inherent in the establishment of a new business enterprise. MCB was only recently formed and the Banks have only operated since January 5, 1999. It will be a period of time before shareholders have all of the information to assess their investment that would be available to owners of securities issued by a financial institution with a history of operations.

We are Exposed to a Cyclical Local Economy

         MCB's success and profitability is directly dependent on the success and profitability of the Banks. The operations of Lakeside and North Oakland are materially dependent upon and sensitive to the economy of their market areas in southeastern Michigan. Adverse economic developments can impact the collectability of loans and have a negative effect on earnings and financial condition. The economies of Macomb and Oakland County include many businesses that manufacture products for, or provide goods or services to, the automobile industry. No assurance can be made that future economic changes will not have a significant adverse effect on MCB.


We are Subject to Government Regulation and Monetary Policy

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

We Don't Anticipate Paying Dividends for the Foreseeable Future

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

MCB is Dependent Upon the Banks' Operations for Operating Funds

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

We Face Strong Competition from a Variety of Competitors

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

We are Dependent on the Experience and Expertise of our Current Management

         MCB and the Banks are dependent primarily upon the services of David A. McKinnon, the Chairman of the Board, Chief Executive Officer and President of the Company, Frank D. Blowers, Chief Executive Officer and President of Lakeside, William L. Carley, Vice President and Chief Financial Officer of MCB, Kim Schauer, Secretary and Vice President of Administration of MCB and Gail L.M. DiFranco, Vice President - Operations of MCB. If the services of these individuals were to become unavailable to MCB or the Banks for any reason, or if MCB or the Banks were unable to hire highly qualified and experienced personnel either to replace Mr. McKinnon, Mr. Blowers, Mr. Carley or Ms. DiFranco or Ms. Schauer to adequately staff for the anticipated growth, the operating results of MCB and the Banks could be adversely affected. Neither MCB or the Banks have employment agreements with, or key man life insurance for, these or any other officers.

We Face Lending Risks and Lending Limits

         The risk of nonpayment of loans is inherent in commercial banking, and nonpayment, if it occurs, would likely have a material adverse effect on MCB's earnings and overall financial condition as well as the value of the Common Stock. Because Lakeside and North Oakland do not have an operating history, none of their customers have an established credit history with the Banks. Management attempts to minimize credit exposure by carefully monitoring the concentration of loans within specific industries and through prudent loan application and approval procedures, but there can be no assurance that such monitoring and procedures will reduce such lending risks. Credit losses can cause insolvency and failure of a financial institution, and in such event, shareholders could lose their entire investment. The general per customer lending limit of each Bank is approximately $900,000. Accordingly, the size of the loans which the Banks can offer to potential customers is less than the size of loans which most of the Banks' competitors with larger lending limits are able to offer. This limit initially may affect the ability of the Banks to seek relationships with the area's larger businesses. The Banks expect to accommodate loan volumes in excess of its lending limit through the sale of participations in such loans to other banks. However, there can be no assurance that the Banks will be successful in attracting or maintaining customers seeking larger loans or that the Banks will be able to engage in participations of such loans on terms favorable to the Banks.

We Could be Negatively Impacted by Changes in Interest Rates and Economic Conditions

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

We May Need to Spend Significant Money to Keep up with Technology so we can Remain Competitive

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



ITEM 7.  FINANCIAL STATEMENTS

           The financial statements of MCB together with the report of Plante & Moran, LLP, included in this report under this Item are listed under Item 13 of this report and can be found beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTOERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included in the Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management". As permitted by the rules of the Securities and Exchange Commission it is incorporated into this document by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the Proxy Statement under the caption "Related Party Transactions". As permitted by the rules of the Securities and Exchange Commission it is incorporated into this document by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT                           EXHIBIT DESCRIPTION
NUMBER

3.1 Restated Articles of Incorporation as amended to date (previously filed as Exhibit No. 3.1 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

3.2 Bylaws (previously filed as Exhibit No. 3.1 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

10.5     Non-Employee Director Stock Option Plan (previously filed as Exhibit
         10.5 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

10.6 1998 Employee Stock Option Plan (previously filed as Exhibit 10.6 to MCB's Registration Statement on Form SB-2, File No. 333-17617, and incorporated herein by reference).

11       Statement re: Computation of Per Share Earnings (filed herewith).

22 Subsidiaries of MCB (previously filed as Exhibit 22 to MCB's Registration Statement on Form SB-2, File No. 333-17317, and incorporated herein by reference).

27       Financial Data Schedule (EDGAR filing only, filed herewith).


(a)      Reports on Form 8-K
(b) MCB has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                               MICHIGAN COMMUNITY

                                 BANCORP LIMITED


                       ----------------------------------


                          CONSOLIDATED FINANCIAL REPORT


                                DECEMBER 31, 1999


MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                                                        CONTENTS



REPORT LETTER                                                              1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheet                                                          2

    Statement of Changes in Stockholders' Equity                           3

    Statement of Operations                                                4

    Statement of Cash Flows                                                5

    Notes to Consolidated Financial Statements                           6-23



                                                             Plante & Moran, LLP

                          Independent Auditor's Report



To the Board of Directors
Michigan Community Bancorp Limited


We have audited the consolidated balance sheet of Michigan Community Bancorp Limited and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for the year ended December 31, 1999 and the period from January 28, 1998 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Community Bancorp Limited and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and cash flows for the year ended December 31, 1999 and the period from January 28, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.



/s/ PLANTE & MORAN, LLP
Bloomfield Hills, Michigan
February 28, 2000

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                                      CONSOLIDATED BALANCE SHEET
                                           (000s OMITTED, EXCEPT PER SHARE DATA)

                                                                                                               December 31
                                                                                                    ------------------------------
                                                                                                         1999             1998
                                                                                                    ---------------  -------------

                                                             ASSETS

Cash and due from banks (Note 11)                                                                     $  2,078           $    67
Interest-bearing deposits in other banks                                                                    -              7,839
Federal funds sold                                                                                       6,550                -
                                                                                                      --------           -------
                     Total cash and cash equivalents                                                     8,628             7,906

Securities available for sale (Note 3)                                                                   2,974                -
Federal Home Loan Bank stock - At cost                                                                     103                -

Loans (Note 4)                                                                                          46,627                -
Less reserve for possible loan losses (Note 4)                                                             715                -
                                                                                                      --------           -------
                     Net loans                                                                          45,912                -

Premises and equipment (Note 5)                                                                          1,596               767
Interest receivable and other assets                                                                       552               290
                                                                                                      --------           -------
                     Total assets                                                                     $ 59,765           $ 8,963
                                                                                                      ========           =======
                                              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits (Note 6):
        Noninterest-bearing                                                                           $  5,237           $    -
        Interest-bearing                                                                                46,400                -
                                                                                                      --------           -------
                  Total deposits                                                                        51,637                -

    Interest payable and other liabilities                                                                 340               318
                                                                                                      --------           -------
                  Total liabilities                                                                     51,977               318

STOCKHOLDERS' EQUITY (Note 13)
    Preferred stock, no par value, 1,000,000 shares authorized, none issued                                 -                 -
    Common stock - $5 par value (Note 8):
       Authorized - 9,000,000 shares
       Issued and outstanding - 756,000 shares and 665,000 shares at
            December 31, 1999 and 1998, respectively                                                     3,780             3,325
    Capital surplus                                                                                      6,410             5,880
    Accumulated deficit                                                                                 (2,392)             (560)
    Accumulated other comprehensive loss                                                                   (10)               -
                                                                                                      --------           -------
                Total stockholders' equity                                                               7,788             8,645
                                                                                                      --------           -------
                Total liabilities and stockholders' equity                                            $ 59,765           $ 8,963
                                                                                                      ========           =======


See Notes to Consolidated Financial
    Statements.

                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF CHANGES IN
                                                            STOCKHOLDERS' EQUITY
                                           (000s OMITTED, EXCEPT PER SHARE DATA)

                                                                                                    Accumulated
                                                                                                       Other            Total
                                                           Common       Capital      Accumulated   Comprehensive     Stockholders'
                                                           Stock        Surplus        Deficit         Loss             Equity
                                                      ------------- -------------- -------------- ---------------- -----------------

BALANCE - January 28, 1998 (inception)                  $    -        $    -         $    -            $     -      $      -

Public stock offering                                     3,325         6,102             -                  -          9,427

Cost of stock offering                                       -           (222)            -                  -           (222)

Comprehensive loss - Net loss                                -             -            (560)                -           (560)
                                                        -------       -------        -------           -------      ---------
BALANCE - December 31, 1998                               3,325         5,880           (560)                -          8,645

Private placement of stock                                  455           546             -                  -          1,001

Cost of private placement                                    -            (16)            -                  -            (16)

Comprehensive loss
  Net loss                                                   -             -          (1,832)                -         (1,832)
  Change in unrealized loss on
    securities available for sale                            -             -              -                (10)           (10)
                                                                                                                    ---------
       Total comprehensive loss                                                                                        (1,842)
                                                        -------       -------        --------          -------      ---------
BALANCE - December 31, 1999                             $ 3,780       $ 6,410        $ (2,392)         $   (10)     $   7,788
                                                        =======       =======        ========          =======      =========







See Notes to Consolidated Financial
  Statements.
                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                           (000s OMITTED, EXCEPT PER SHARE DATA)



                                                                                             Period from
                                                                                           January 28, 1998
                                                                                             (Inception)
                                                                             Year Ended        Through
                                                                            December 31,      December 31,
                                                                                1999              1998
                                                                            -------------   ---------------
INTEREST INCOME
    Interest and fees on loans                                              $      1,992    $           -
    Interest-bearing deposits with other banks                                        -                 27
    Interest on investment securities                                                 75
    Interest on federal funds sold                                                   477                -
                                                                            -------------   ---------------
                Total interest income                                              2,544                27

INTEREST EXPENSE
    Interest on deposits                                                           1,219                -
    Interest on borrowed funds                                                        -                 16
                                                                            -------------   ---------------
                Total interest expense                                             1,219                16
                                                                            -------------   ---------------
NET INTEREST INCOME                                                                1,325                11

PROVISION FOR POSSIBLE LOAN LOSSES (Note 4)                                          715                -
                                                                            -------------   ---------------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                         610                11

OTHER INCOME
   Service charges on deposits                                                        18                -
   Loss on sale of securities                                                        (12)               -
   Other service charges and fees                                                     23                -
   Other                                                                              21                -
                                                                            -------------   ---------------
                 Total other income                                                   50                -

OTHER EXPENSES
   Salaries and employee benefits                                                  1,313               270
   Occupancy expense                                                                 437                45
   Equipment expense                                                                 119                14
   Advertising                                                                        99                 6
   Organizational expenses                                                            -                153
   Professional fees                                                                 165                -
   Contract labor                                                                     -                 18
   Office expense                                                                    106                -
   Miscellaneous expense                                                             253                65
                                                                            -------------   ---------------
                 Total other expenses                                              2,492               571
                                                                            -------------   ---------------
LOSS - Before federal income tax                                                  (1,832)             (560)

PROVISION FOR FEDERAL INCOME TAX (Note 7)                                              -                 -
                                                                            -------------   ---------------
NET LOSS                                                                     $    (1,832)   $         (560)
                                                                            -------------   ---------------
NET LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED (NOTE 14)                $      2.66    $        10.16
                                                                            ============    ===============

See Notes to Consolidated Financial
  Statements.
                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  (000s OMITTED)


                                                                                                               Period from
                                                                                                             January 28, 1998
                                                                                                               (Inception)
                                                                                                                 Through
                                                                                              Year Ended       December 31,
                                                                                           December 31, 1999       1998
                                                                                           ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                 $         (1,832) $         (560)
   Adjustments to reconcile net loss to net cash from
        operating activities:
            Depreciation and amortization                                                                220              10
            Loss on sale of securities                                                                    12             --
            Provision for loan losses                                                                    715             --
            Net amortization and accretion of securities                                                  (3)            --
            Increase in accrued interest receivable and other assets                                    (262)           (290)
            Increase in accrued interest payable and other liabilities                                    22             117
                                                                                           ----------------- ---------------
                Net cash used in operating activities                                                 (1,128)           (723)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale                                                1,980             --
   Purchase of securities available for sale                                                          (4,973)            --
   Purchase of other securities                                                                         (103)            --
   Net increase in loans                                                                             (46,627)            --
   Premises and equipment expenditures                                                                (1,049)           (576)
                                                                                           ----------------- ----------------
                Net cash used in investing activities                                                (50,772)           (576)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in interest-bearing and noninterest-bearing
         demand accounts                                                                              11,369              --
   Net increase in savings and time deposits                                                          40,268              --
   Proceeds from public stock offering                                                                   985            9,205
                                                                                           ----------------- -----------------
                Net cash provided by financing activities                                             52,622            9,205
                                                                                           ----------------- -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                722            7,906

CASH AND CASH EQUIVALENTS - Beginning of year                                                          7,906              --

CASH AND CASH EQUIVALENTS - End of year                                                     $          8,628  $         7,906
                                                                                           ----------------- -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid
    for interest                                                                            $            921  $            16

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES -
    Liability incurred for the acquisition of premises and equipment                                     --               201



See Notes to Consolidated Financial
  Statements.
                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Michigan Community Bancorp Limited (the "Corporation") and its wholly owned subsidiaries, Lakeside Community Bank and North Oakland Community Bank (collectively, the "Banks"). All significant intercompany accounts and transactions have been eliminated in consolidation. The tabular presentations omit 000s.

         NATURE OF OPERATIONS - Michigan Community Bancorp Limited was incorporated on January 28, 1998 as a bank holding company to establish and operate two new banks, Lakeside Community Bank (LCB) in Sterling Heights, Michigan and North Oakland Community Bank (NOCB) in Rochester Hills, Michigan. In December 1998, the Corporation completed an initial public offering for the sale of 665,000 shares of common stock, raising $9.2 million, net of offering costs. LCB and NOCB were opened in January 1999. The Banks operate and serve customers in Oakland and Macomb counties in the state of Michigan. The Banks are engaged in the business of general commercial and retail banking. The Banks offer a variety of deposit products including checking accounts, saving accounts and time deposits. The Banks conduct lending activities in the residential and commercial mortgage markets, in the general commercial market and in the consumer installment marketplace.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         SECURITIES - Securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as "available for sale" and recorded at market value. Any decision to sell a security available for sale will be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity demands, regulatory capital considerations and other similar factors. Cost is adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized gains and losses for available-for-sale securities are excluded from earnings and recorded, net of tax, as a component of comprehensive income in stockholders' equity.

                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


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

         PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed using primarily the straight-line method. Building improvements and furniture and equipment are amortized over their estimated useful lives.

         EARNINGS PER SHARE - Basic earnings per share is based on the weighted average number of shares outstanding during the period.

         STOCK OPTIONS - The Corporation has two stock option plans (see Note
         9). Options granted to directors and key employees under both plans are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at grant date exceeds the exercise price of an option. Under the Corporation's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of the stock option awards under the plan.

                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES - The Corporation files a consolidated federal income tax return with its subsidiary banks. The Corporation uses the asset and liability method of accounting for income taxes. Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

         OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The only item included in "accumulated other comprehensive income" at December 31, 1999 and 1998 is the net unrealized gains and losses on available-for-sale securities.

         RECLASSIFICATION - Certain items in the prior year amounts have been reclassified to conform with the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, Statement of Financial Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for the year 2000. The Corporation is currently evaluating the impact of SFAS 133; at present, the Corporation does not believe implementation will have a material effect on its consolidated financial position or results of operations.


                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 2 - MICHIGAN COMMUNITY BANCORP (PARENT CORPORATION ONLY)

         The condensed financial information that follows presents the financial condition of the parent corporation only, along with the results of its operations and its cash flows. The parent corporation has recorded its investment in the subsidiaries at cost plus its share of the undistributed earnings of each subsidiary since it was acquired. The parent corporation recognizes dividends from the subsidiaries as revenue and undistributed earnings of the subsidiaries as other income. The parent corporation financial information should be read in conjunction with the Corporation's consolidated financial statements.


                                  BALANCE SHEET
                      (000s OMITTED, EXCEPT PER SHARE DATA)

                                                                                             December 31
                                                                                      ------------------------
                                                                                         1999           1998
                                                                                      ------------------------

                                                    ASSETS

Cash and due from banks                                                               $    348       $   7,906
Investment in subsidiaries                                                                 7,357              -
Premises and equipment                                                                     104             767
Other assets                                                                                 6             290
                                                                                      --------       ---------
                Total assets                                                          $  7,815       $   8,963
                                                                                      ========       =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES - Interest payable and other liabilities                                  $     27        $    318

STOCKHOLDERS' EQUITY
    Common stock - $5 par value                                                          3,780           3,325
    Capital surplus                                                                      6,410           5,880
    Accumulated deficit                                                                 (2,392)           (560)
    Accumulated other comprehensive loss                                                   (10)             -
                                                                                      --------       ---------
                Total stockholders' equity                                               7,788           8,645
                                                                                      --------       ---------
                Total liabilities and stockholders' equity                            $  7,815         $ 8,963
                                                                                      ========       =========


                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 2 - MICHIGAN COMMUNITY BANCORP (PARENT CORPORATION ONLY)
         (CONTINUED)

                             STATEMENT OF OPERATIONS
                                 (000s OMITTED)

                                                                                      Year Ended December 31
                                                                                      ----------------------
                                                                                         1999         1998
                                                                                      ---------   ----------

INTEREST INCOME                                                                        $     9    $       27

INTEREST EXPENSE                                                                            -             16
                                                                                      ---------   ----------
NET INTEREST INCOME                                                                          9            11

OTHER INCOME
   Management fees                                                                         660            -
   Data processing fees                                                                     96            -
   Miscellaneous income                                                                      4            -
                                                                                      ---------   ----------
                 Total other income                                                        760            -

OTHER OPERATING EXPENSES
   Salaries and employee benefits                                                          434           270
   Occupancy                                                                               125            45
   Equipment expense                                                                        60            14
   Advertising                                                                              12             6
   Organizational expenses                                                                  -            153
   Professional fees                                                                        62            -
   Contract labor                                                                           -             18
   Miscellaneous expense                                                                   124            65
                                                                                      ---------   ----------
                  Total other operating expenses                                           817           571
                                                                                      ---------   ----------
LOSS - Before equity in losses of subsidiary
   banks and federal taxes                                                                  (48)        (560)

PROVISION FOR FEDERAL INCOME TAXES                                                           -            -
                                                                                      ---------   ----------
LOSS - Before equity in losses of subsidiary banks                                          (48)        (560)

EQUITY IN LOSSES OF SUBSIDIARY BANKS                                                     (1,784)          -
                                                                                      ---------   ----------
NET LOSS                                                                               $ (1,832)  $     (560)
                                                                                      =========   ==========


                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 2 - MICHIGAN COMMUNITY BANCORP (PARENT CORPORATION ONLY)
         (CONTINUED)


                                            STATEMENT OF CASH FLOWS
                                                 (000s OMITTED)

                                                                                         Year Ended December 31
                                                                                         ----------------------
                                                                                           1999         1998
                                                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                               $  (1,832) $     (560)
   Adjustments to reconcile net loss to net
       cash from operating activities:
            Undistributed earnings of subsidiary banks                                        1,784          -
            Depreciation                                                                          1          10
            Increase (decrease) in other assets                                                 284        (290)
            Increase (decrease) in other liabilities                                           (291)        117
                                                                                         ----------  ----------
                Net cash used in operating activities                                           (54)       (723)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to premises and equipment                                                          (44)       (576)
   Investment in subsidiary banks                                                            (8,445)          -
                                                                                         ----------  ----------
                Net cash used in investing activities                                        (8,489)       (576)

CASH FLOWS FROM FINANCING ACTIVITIES - Proceeds from
   public stock offering                                                                        985       9,205
                                                                                         ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (7,558)      7,906

CASH AND CASH EQUIVALENTS - Beginning of year                                                 7,906          -
                                                                                         ----------  ----------
CASH AND CASH EQUIVALENTS - End of year                                                   $     348  $    7,906
                                                                                         ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Noncash investing activities - Net fixed assets
   transferred to subsidiary                                                              $     706  $       -
                                                                                         ==========  ==========



                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998

NOTE 3 - SECURITIES

         The amortized cost and estimated market value of securities available for sale are as follows (000s omitted):

                                                                       1999
                                             -------------------------------------------------------
                                                               Gross         Gross
                                             Amortized      Unrealized    Unrealized    Estimated
                                               Cost            Gains        Losses     Market Value
                                             -----------  --------------  -----------  -------------
         U.S. Treasury securities and
         obligations of U.S. government
         corporations and agencies           $     2,984  $           -   $       (10) $       2,974
                                             ===========  ==============  ===========  =============

         The amortized cost and estimated market value of securities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

                                                                          Amortized      Estimated
                                                                            Cost       Market Value
                                                                          ----------   ------------

         Due in one year or less                                          $      -     $         -
         Due after one year through five years                                2,984           2,974
         Due after five years through ten years                                  -               -
         Due after ten years                                                     -               -
                                                                          ----------   ------------
                          Total                                           $   2,984    $      2,974
                                                                          ==========   ============



         At December 31, 1999, U.S. government agency securities carried at $1,983,000 with a market value of $1,983,000 were pledged to secure the right to participate in the overnight Federal Funds market.

         Other than securities of the U.S. government agency, there were no investment securities of any one issuer aggregating 10 percent of consolidated stockholders' equity at December 31, 1999.


                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 4 - LOANS

         Major classifications of loans are summarized as follows (000s omitted):

                                                                                1999      1998
                                                                              --------  --------

         Commercial                                                           $ 38,960  $     -
         Real estate mortgage                                                    5,090        -
         Installment                                                             2,577        -
                                                                              --------  -------
                          Total loans                                           46,627        -

         Less reserve for possible loan losses                                     715        -
                                                                              --------  -------
                          Net loans                                           $ 45,912  $     -
                                                                              ========  =======



         At December 31, 1999, approximately $2,857,000 of loans were outstanding to officers, bank directors, principal stockholders and their associated companies. In 1999, additions and reductions were $5,277,000 and $2,420,000, respectively. In the opinion of management, such loans were made on the same terms and conditions as those to other borrowers and did not involve more than the normal risk of collectibility. Approximately 40 percent of the banks' loan portfolio is extended to businesses in the building development and construction industries. Additionally, approximately 13 percent of the Banks' portfolio is extended to businesses in the retail/wholesale trade industry.

         Transactions in the reserve for possible loan losses were as follows (000s omitted):

                                                                                1999     1998
                                                                              -------- --------

         BALANCE - Beginning of year                                          $     -  $     -

         Provision charged to operations                                           715       -
         Loans charged off                                                          -        -
         Recoveries                                                                 -        -
                                                                              -------- --------
         BALANCE - End of year                                                $    715  $    -
                                                                              ======== ========
         Reserve as a percentage of total loans                                  1.53%       -
                                                                              ======== ========



                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 5 - PREMISES AND EQUIPMENT

         Bank premises and equipment at December 31, 1999 and 1998 consisted of the following (000s omitted)


                                                                  1999                  1998
                                                                --------              --------
Leasehold improvements                                          $    874              $     65
Construction in process                                                -                   545
Furniture                                                             44                     3
Equipment                                                            908                   164
                                                                --------              --------
         Total premises and equipment                              1,826                   777

Less accumulated depreciation                                        230                    10
                                                                --------              --------
         Net carrying amount                                    $  1,596              $    767
                                                                ========              ========


NOTE 6 - DEPOSITS

         The following is a summary of the interest-bearing deposits at December 31, 1999 and 1998 (000s omitted):


                                                                  1999                1998
                                                                --------            --------
 NOW accounts                                                   $  1,689            $      -
 Savings                                                             865                   -
 Money market demand                                               4,443                   -
 Individual Retirement Accounts                                      552                   -
 Time:                                                                                     -
     $100,000 and over                                            14,153                   -
      Under $100,000                                              24,698                   -
                                                                --------            --------
                   Total                                        $ 46,400            $      -
                                                                ========            ========




                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 6 - DEPOSITS (CONTINUED)

         The maturities of time deposits outstanding at December 31, 1999 are as follows (000s omitted):




                                                             $100,000               Under
                                                             and Over             $100,000
                                                             --------             --------
2000                                                         $ 13,751             $ 19,864
2001                                                              302                4,636
2002                                                              100                  198
                                                             --------             --------
         Total                                               $ 14,153             $ 24,698
                                                             ========             ========


         Interest expense related to certificates of deposit in denominations in excess of $100,000 throughout the year was approximately $435,000 in 1999, which is included in interest on deposits in the accompanying consolidated statement of operations.

NOTE 7 - INCOME TAXES

         No tax benefit has been provided for the future benefit of deferred tax assets. The Corporation does not have a history of earnings and, accordingly, a valuation allowance has been recognized for the full amount of the net deferred tax asset.

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The sources of such temporary differences and the resulting net deferred tax expense for the year ended December 31, 1999 and the period from January 28, 1998 (inception) through December 31, 1998 are as follows (000s omitted):


                                                                                 1999               1998
                                                                               --------           --------
Capitalized preopening and organizational expenses                             $     84           $   (145)
Net operating loss carryforward                                                    (445)               (51)
Bad debts                                                                          (243)                 -
Depreciation                                                                        (16)                 6
Accretion of securities                                                               1                  -
Unrealized loss on available-for-sale securities                                     (3)
Increase in valuation allowance                                                     622                190
                                                                               --------           --------
         Net deferred tax expense                                              $      -           $      -
                                                                               ========           ========



                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998

NOTE 7 - INCOME TAXES (CONTINUED)

         The temporary differences and carryforwards that comprise deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (000s omitted):


                                                                             1999              1998
                                                                           --------          --------
Deferred tax assets:
   Capitalized preopening and organizational expenses                      $     61          $    145
   Net operating loss carryforward                                              496                51
   Bad debts                                                                    243                 -
   Depreciation                                                                  10                 -
   Unrealized loss on available-for-sale securities                               3                 -
                                                                           --------          --------
        Total deferred tax asset                                                813               196

Valuation allowance                                                            (812)             (190)

Deferred tax liabilities:
    Depreciation                                                                  -                (6)
    Accretion of securities                                                      (1)                -
                                                                           --------          --------
        Net deferred tax asset                                             $      -          $      -
                                                                           ========          ========


NOTE 8 - COMMON STOCK

         On October 1, 1999, the Corporation sold 91,000 common stock units at a price of $11.00 per unit. Each unit consists of one share of the Corporation's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one and one half shares of common stock at $11.00 per share, subject to adjustment in certain circumstances, for a period of 36 months, at which time the warrants expire. The warrants outstanding at December 31, 1999 entitle the holders to purchase 136,500 shares of the Corporation's common stock. The warrants may be immediately separated from the common stock. The warrants are redeemable by the Corporation at five cents per warrant upon 30 days' notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $15.00 per share for a period of 20 consecutive trading days.



                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 8 - COMMON STOCK (CONTINUED)

         The units constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

NOTE 9 - STOCK-BASED COMPENSATION

         The Corporation has two stock-based compensation plans. Under the 1998 Employee Stock Compensation Plan ("Employee Plan"), the Corporation may grant options to key employees for up to 29,000 shares of common stock. Under the 1998 Nonemployee Director Plan ("Nonemployee Plan"), the Corporation may grant options for up to 73,000 shares of common stock. Options granted under the Nonemployee Plan totaled 26,664 during the year ended December 31, 1998. There were 14,667 stock options granted under the Employee Plan during 1998. No options were granted under either plan in 1999. Under both plans, there is a minimum vesting period of between one to three years before the options may be exercised, and all options expire 10 years after the date of their grant. Under both plans, the exercise price of each option equals the market price of the Corporation's common stock on the date of the grant. The options vest as follows: 70 percent on the effective date of the initial public offering, 15 percent on the first anniversary of the initial public offering, 5 percent on the second anniversary and 10 percent on the third anniversary.

         The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting (SFAS) No. 123, Accounting for Stock-Based Compensation, but applies APB 25 and related interpretations in accounting for its plan. The Corporation estimated the fair value of the options issued in 1998 at $4.00 per share, using the Black-Scholes option pricing model. If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net loss per share on a pro forma basis would have been as follows (000s omitted, except per share data):


                                                            1999                             1998
                                                ----------------------------     ---------------------------
                                                As Reported       Pro Forma      As Reported      Pro Forma
                                                -----------      -----------     -----------     -----------
Net loss                                        $   (1,832)      $   (1,857)     $     (560)     $     (675)
Net loss per common share                            (2.66)           (2.70)         (10.16)         (12.22)





                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE  9  - STOCK-BASED COMPENSATION (CONTINUED)

         The following table summarizes stock transactions for both plans and the related average exercise price for the period from January 28, 1998 (inception) through December 31, 1999:


                                                                1999                              1998
                                                     -----------------------------    -----------------------------
                                                                       Weighted                         Weighted
                                                     Number of         Average        Number of         Average
                                                      Shares        Exercise Price     Shares        Exercise Price
                                                     ---------      --------------    ---------      --------------
Options outstanding at beginning
   of period                                           41,331          $ 15.00               -          $     -
Options granted                                             -                -          41,331            15.00
Options exercised                                           -                -               -                -
Options expired                                             -                -               -                -
                                                     --------          -------        --------          -------
Options outstanding at end of period                   41,331          $ 15.00          41,331          $ 15.00
                                                     ========          =======        ========          =======


         The following table shows summary information about fixed stock options outstanding at December 31, 1999 and 1998:


                          Stock Options Outstanding                         Stock Options Exercisable
         --------------------------------------------------------------   -----------------------------
         Range of                   Weighted Average       Weighted                        Weighted
         Exercise     Number of        Remaining       Average Exercise   Number of    Average Exercise
          Prices        Shares      Contractual Life        Price           Shares          Price
         --------     ----------    ----------------   ----------------   ---------    ----------------
         $ 15.00        26,644         8.9 Years          $ 15.00          22,664         $ 15.00
           15.00        14,667         8.9 Years            15.00          12,467           15.00

NOTE 10 - OPERATING LEASE

          The Corporation has entered into an assignment of a lease for a building to be utilized for NOCB's branch operations. The assignment required the prepayment of the lease totaling $250,000 and an ongoing monthly rental payment of $600. The prepayment of the rent will be expensed over the lease assignment term that expires on December 31, 2004.

          The Corporation has entered into a lease for a building to be utilized for LCB's branch operations and the Corporation's headquarters. During the first five-year period, the lease requires an $8,392 monthly payment. A credit of $4,196 for the first 16 months will be given for tenant improvements. The last five-year period of the lease requires an $8,890 monthly payment. The lease expires December 1, 2008.



                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 10 - OPERATING LEASE (CONTINUED)

          The annual future minimum lease payments required under these noncancelable operating leases as of December 31, 1999 are as follows:

                       2000                              $   95,316
                       2001                                 107,904
                       2002                                 107,904
                       2003                                 108,402
                       2004                                 113,800
                        Thereafter                          421,510
                                                         ----------
                               Total                     $  954,836
                                                         ==========



          Total rent expense for 1999 was approximately $217,000.

NOTE 11 - RESTRICTIONS ON CASH BALANCES AND UNDIVIDED PROFITS

          The Banks are required to maintain legal reserve requirements based on the level of balances in deposit categories. Reserve requirements vary according to the amount and type of deposit and generally range from 3 percent to 10 percent.

          Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the banks to the Corporation. Currently, the banks and the Corporation are restricted from paying dividends and the Corporation is restricted from borrowing funds, unless federal and state approval is obtained.

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS


                                                                  1999                            1998
                                                        -------------------------       ------------------------
                                                        Carrying       Estimated        Carrying      Estimated
                                                         Amount        Fair Value        Amount       Fair Value
                                                        --------       ----------       --------      ----------
Assets:
Cash and cash equivalents                               $ 8,628         $ 8,628         $ 7,906         $ 7,906
Securities                                                3,077           3,077               -               -
Loans:
Commercial                                               38,360          38,310               -               -
Real estate mortgage                                      5,014           5,006               -               -
Installment                                               2,538           2,528               -               -
Accrued interest receivable                                 318             318               -               -

Liabilities - Deposits:
Interest-bearing                                         46,400          46,327               -               -
Noninterest-bearing                                       5,237           5,237               -               -
Accrued interest payable                                    285             285               -               -



                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

          The following methods and assumptions were used in estimating the fair values of financial instruments:

          CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

          SECURITIES - Fair values for investment securities are based on quoted market prices.

          LOANS - For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

          OFF-BALANCE-SHEET INSTRUMENTS - The fair value of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, is not considered material.

          DEPOSIT LIABILITIES - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates. The carrying amount of accrued interest payable approximates its fair value.

          LIMITATIONS - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time entire holdings of a particular financial instrument. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

          OFF-BALANCE-SHEET RISK - The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheet.

          Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Fees from issuing these commitments to extend credit is recognized over the period to maturity. Since a portion of the commitments is expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer.

          Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the notional contract amount of those items. The Corporation generally requires collateral to support such financial instruments in excess of the notional contract amount of those instruments.

          The Corporation had outstanding loan origination commitments aggregating approximately $42,641,000 on December 31, 1999, on which loans of $34,277,000 were outstanding at year end and included in the Corporation's consolidated balance sheet.

NOTE 13 - REGULATORY MATTERS

          The Banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Banks' financial statements. As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the banks as well-capitalized. There are no conditions or events since that notification that management believes have changed the banks' capital category.



                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 13 - REGULATORY MATTERS (CONTINUED)

          Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios, which are shown in the table below:


                                                                            To be Adequately         To be Well
                                                          Actual               Capitalized           Capitalized
                                                   --------------------     ------------------   -------------------
                                                    Amount       Ratio      Amount      Ratio     Amount      Ratio
                                                   --------     -------     ------     -------   --------    -------
As of December 31, 1999:
  Total risk based capital
    (to risk-weighted assets)
    Consolidated                                   $ 8,513       16.9%     $ 4,023       8.0%    $ 5,029      10.0%
    Lakeside Community Bank                        $ 4,066       15.5%     $ 2,101       8.0%    $ 2,626      10.0%
    North Oakland Bank                             $ 4,015       16.8%       $ 321       8.0%    $ 2,394      10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated                                   $ 7,798       15.5%     $ 2,011       4.0%    $ 3,017       6.0%
    Lakeside Community Bank                        $ 3,686       14.0%     $ 1,051       4.0%    $ 1,576       6.0%
    North Oakland Bank                             $ 3,680       15.4%       $ 958       4.0%    $ 1,437       6.0%
  Tier I capital
    (to average assets)
    Consolidated                                   $ 7,798       22.2%     $ 1,407       4.0%    $ 1,758       5.0%
    Lakeside Community Bank                        $ 3,686       19.5%       $ 756       4.0%      $ 946       5.0%
    North Oakland Bank                             $ 3,680       22.1%       $ 665       4.0%      $ 832       5.0%

As of December 31, 1998:
  Total capital
    (to risk-weighted assets)                      $ 8,645      263.0%       $ 263       8.0%      $ 329      10.0%
  Tier I capital
    (to risk-weighted assets)                      $ 8,645      263.0%       $ 131       4.0%      $ 197       6.0%
  Tier I capital
    (to average assets)                            $ 8,645      737.6%        $ 47       4.0%       $ 59       5.0%


NOTE 14 - EARNINGS (LOSS) PER SHARE

          Earnings (loss) per share is calculated in accordance with SFAS No.
          128. Accordingly, for basic earnings per share, the weighted average number of shares outstanding is based on the actual number of shares issued and outstanding during the period. For fully diluted earnings per share, the dilutive potential common shares from the Corporation's stock option plan and the warrants issued would be added to the weighted average shares using the treasury stock method. Those potential shares have not been included in 1999 or 1998 because the effect would be antidilutive.


                                                             Plante & Moran, LLP

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      DECEMBER 31, 1999 AND 1998


NOTE 14 - EARNINGS (LOSS) PER SHARE (CONTINUED)

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



                                                             Plante & Moran, LLP

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

MICHIGAN COMMUNITY BANCORP

                                   By: /s/ DAVID A. MCKINNON
                                      --------------------------------------
                                   David A. McKinnon, Chairman and Chief
                                   Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of MCB in the capacities indicated on March 30, 2000.



         Signature                                    Capacity

   /s/ David A. McKinnon          Chairman, Chief Executive Officer and Director
-------------------------------   (Principal Executive and Operating Officer)
       David A. McKinnon

   /s/ William L. Carley
-------------------------------   Chief Financial Officer
       William L. Carley

   /s/ Paul E. Baltzer
-------------------------------   Director
       Paul E. Baltzer

   /s/ Frank D. Blowers
-------------------------------   Director
       Frank D. Blowers

   /s/ Anthony J. Ferlito
-------------------------------   Director
       Anthony J. Ferlito

   /s/ Phillip T. Hernandez
-------------------------------   Director
       Phillip T. Hernandez

   /s/ Joseph S. Lentine
-------------------------------   Director
       Joseph S. Lentine

   /s/ John W. Melstrom
-------------------------------   Director
       John W. Melstrom

   /s/ Robert R. Peleman
-------------------------------   Director
       Robert R. Peleman

   /s/ Russell M. Shelton
-------------------------------   Director
       Russell M. Shelton

   /s/ David F. Shellenbarger
-------------------------------   Director
       David F. Shellenbarger

   /s/ William Sumner
-------------------------------   Director
       William Sumner

   /s/ Gerald A. Tarquino
-------------------------------   Director
       Gerald A. Tarquino

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
    11                        Computation of Per Share Earnings
    27                        Financial Data Schedule