Form 10QSB
period 2000-03-31
MICHIGAN COMMUNITY BANCORP LTD
filed 2000-05-15
CIK 1068901

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to
                                    -----------------  ----------------

                           Commission File No. 0-25079

                       MICHIGAN COMMUNITY BANCORP LIMITED
             (Exact name of registrant as specified in its charter)



       MICHIGAN                                        38-3390193
(State of incorporation)                   (I.R.S. Employer Identification No.)


                              43850 SCHOENHERR ROAD
                           STERLING HEIGHTS, MI 48313
                    (Address of principal executive offices)

                                 (810) 532-8000
              (Registrant's telephone number, including area code)

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

As of March 31, 2000, the Registrant had 756,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                               Yes       No   X
                                   -----    -----

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Michigan Community Bancorp Limited (the "Company" or "MCB") completed an initial public offering of its Common Stock in December 1998, raising $9,975,000 of gross proceeds before fees and expenses. The total offering consisted of 665,000 shares which were priced at $15 per share. The net proceeds to the Company after deducting underwriting fees were $9.2 million.

         During September, 1999, the Company commenced a Private Placement of 91,000 units. Each unit is comprised of one share of common stock and one common stock purchase warrant which entitles the holder to acquire 1 1/2 Shares of common stock at $11.00 per share. As of October 1, 1999 all units were sold and the common stock and warrants were issued.

        Michigan Community Bancorp Limited - Consolidated Balance Sheet



(In thousands, except share data)                                                         March 31         December 31
                                                                                              2000                1999
                                                                                       ------------       -------------
Assets
Cash and due from banks                                                                $     2,602        $      2,078
Federal funds sold                                                                           9,850               6,550
                                                                                       -----------        ------------

  Cash and cash equivalents                                                                 12,452               8,628

Securities available for sale, at fair value                                                 4,954               2,974
Federal Home Loan Bank stock, at cost                                                          103                 103

Loans                                                                                       55,628              46,627
  Less:  allowance for loan losses                                                             772                 715
                                                                                       -----------        ------------

    Net loans                                                                               54,856              45,912

Premises and equipment, net                                                                  1,523               1,596
Interest receivable and other assets                                                           559                 552
                                                                                       -----------        ------------

    Total Assets                                                                       $    74,447        $     59,765
                                                                                       ===========        ============


Liabilities
Deposits
  Non-interest-bearing                                                                 $     6,887        $      5,237
  Interest-bearing                                                                          59,666              46,400
                                                                                       -----------        ------------
    Total deposits                                                                          66,553              51,637

Interest payable and liabilities                                                               390                 340
                                                                                       -----------        ------------

    Total liabilities                                                                       66,943              51,977


Shareholders' equity
Preferred stock, no par value, 1,000,000 shares authorized,                                      -                   -
  none issued
Common stock, $5.00 par value, 9,000,000 shares authorized,
  shares outstanding: 3/31/00-756,000; 12/31/99-756,000;                                     3,780               3,780
Capital surplus                                                                              6,410               6,410
Accumulated deficit                                                                         (2,656)             (2,392)
Accumulated other comprehensive loss                                                           (30)                (10)
                                                                                       -----------        ------------

    Total shareholders' equity                                                               7,504               7,788

    Total liabilities and shareholders' equity                                         $    74,447        $     59,765
                                                                                       ===========        ============

       Michigan Community Bancorp Limited - Consolidated Income Statement


(In thousands, except share data)                                              Quarter Ending
                                                                                  March 31

                                                                        2000                   1999

Interest income
  Loans, including fees                                                 $    1,128           $      55
  Investment securities                                                         54                   -
  Federal funds sold                                                           156                  96
                                                                        ----------           ---------
    Total interest income                                                    1,338                 151

Interest expense on deposits                                                   761                  38
                                                                        ----------           ---------

    Net interest income                                                        577                 113

Provision for loan losses                                                       57                 252
                                                                        ----------           ---------

    Net interest income after provision for loan losses                        520                (139)

Non-interest income                                                             24                  12

Non-interest expense
  Salaries and employee benefits                                               437                 378
  Premises and equipment                                                       163                  95
  Advertising                                                                   27                  32
  Legal and professional                                                        66                  13
  Other                                                                        115                  82
                                                                        -----------          ---------
    Total non-interest expense                                                 808                 600

Loss before income taxes                                                      (264)               (727)
                                                                        ----------           ---------

Income taxes                                                                     -                   -
                                                                        ----------           ---------

Net loss                                                                $     (264)          $    (727)
                                                                        ==========           =========

Average shares outstanding                                                 756,000             665,000

Net loss per share                                                      $    (0.35)          $   (1.09)

                       Michigan Community Bancorp Limited
            Consolidated Statement of Changes in Shareholders' Equity


                                                                                                  Accumulated
                                                                                                     Other           Total
(In thousands)                                      Common       Capital        Accumulated      Comprehensive    Shareholders'
                                                    Stock        Suplus           Deficit            Income          Equity
                                                ------------  ------------    --------------    ---------------   --------------

Balance January 28, 1998 - Inception            $         -    $        -      $         -       $           -     $          -

Public stock offering                                 3,325         6,102                                                 9,427

Cost of stock offering                                               (222)                                                 (222)

Net loss                                                                              (560)                                (560)
                                                -----------    ----------      -----------       -------------     ------------

Balance December 31, 1998                             3,325         5,880             (560)                               8,645

Private placement of stock                              455           546                                                 1,001

Cost of private placement                                             (16)                                                  (16)

Comprehensive loss
  Net loss                                                                          (1,832)                              (1,832)
  Change in unrealized loss on securities
    available for sale                                                                                     (10)             (10)
                                                                                                                   ------------

      Total comprehensive loss                                                                                           (1,842)
                                                -----------    ----------      -----------       -------------     ------------

Balance December 31, 1999                             3,780         6,410           (2,392)                (10)           7,788

Comprehensive loss
  Net loss                                                                            (264)                                (264)
  Change in unrealized loss on securities
    available for sale                                                                                     (20)             (20)
                                                                                                                   ------------

      Total comprehensive loss                                                                                             (284)
                                                -----------    ----------      -----------       -------------     ------------

Balance March 31, 2000                          $     3,780    $    6,410      $    (2,656)      $         (30)    $      7,504
                                                ===========    ==========      ===========       =============     ============

                       Michigan Community Bancorp Limited
                      Consolidated Statement of Cash Flows


                                                                                     Year to date March 31
(In thousands)                                                                        2000            1999


Operating activities
  Net loss                                                                          $     (264)     $     (727)
  Adjustments to reconcile net loss to net
    cash from operating activities:
      Depreciation and amortization                                                         62               -
      Provision for loan losses                                                             57             252
      Net amortization and accretion of securities                                          (3)             21
      Increase in interest receivable & other assets                                        (7)             (4)
      Increase (decrease) in interest payable & other liabilities                           50             (79)
                                                                                    ----------      ----------

        Total adjustments                                                                  159             190

          Net cash from operating activities                                              (105)           (537)

Investing activities
  Purchase of available-for-sale securities                                             (1,997)              -
  Proceeds from sale of available-for-sale securities                                        -               -
  Net increase in loans                                                                 (9,001)         (3,792)
  Premises and equipment expenditures                                                                     (850)
  Proceeds from disposal of premises and equipment                                          11               -
                                                                                    ----------      ----------

          Net cash used in investing activities                                        (10,987)         (4,642)

Net cash provided fron financing activities - net increase in deposits                  14,916           9,618
                                                                                    ----------      ----------

Net change in cash and cash equivalents                                                  3,824           4,439
Beginning cash and cash equivalents                                                      8,628           7,906
                                                                                    ----------      ----------

Ending cash and cash equivalents                                                        12,452          12,345
                                                                                    ==========      ==========
--------------------------------------------------------------------------------------------------------------

Interest paid                                                                       $      320       $       7
Income taxes paid                                                                   $        -       $       -
--------------------------------------------------------------------------------------------------------------

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements of the Company include the accounts of MCB and its subsidiary banks, Lakeside Community Bank (LCB) and North Oakland Community Bank (NOCB) after elimination of significant inter-company transactions. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.


NOTE 2 - SECURITIES

         The amortized cost and estimated market value of securities available-for-sale are as follows:



(in thousands)
                                                              Gross             Gross         Estimated
                                            Amortized       Unrealized       Unrealized         Market
                                              Cost            Gains            Losses           Value
                                          ----------------------------------------------------------------

U.S. government and agencies              $     4,984      $               $        (30)     $      4,954
                                          ================================================================




The amortized cost and estimated market value of securities available-for-sale at March 31,2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.



(in thousands)                                                                                Estimated
                                                            Amortized                           Market
                                                               Cost                             Value
                                                           -------------                     -------------

                                                           $                                 $
Due in one year or less                                           1,997                             1,995
Due after one year through five years                             2,987                             2,959
Due after five years through ten years                                -                                 -
Due after ten years                                                   -                                 -
                                                           ------------                      ------------

Total                                                      $      4,984                      $      4,954
                                                           ============                      ============



Investment securities with an amortized cost of $1,994,000 and a market value of $1,973,000 were pledged to secure the right to participate in the overnight Federal Funds market.

NOTE 3 - LOANS



MAJOR CLASSIFICATIONS OF LOANS ARE SUMMARIZED AS FOLLOWS:



(in thousands)                                                                                          March 31
                                                                                                          2000
                                                                                                       -----------

Commercial                                                                                             $    46,730
Residential real estate                                                                                      3,638
Consumer                                                                                                     5,260
                                                                                                       -----------

Total loans                                                                                                 55,628

Allowance for loan losses                                                                                      772
                                                                                                       -----------

Net loans                                                                                              $    54,856
                                                                                                       ===========


At March 31, 2000 approximately $2,100,000 of loans were outstanding to executive officers, bank directors, principal shareholders and their related interests. During 2000, additions and reductions were $259,000 and $67,000 respectively. It is management's opinion that these loans were made on the same terms and conditions as those to other borrowers and do not involve more than the normal risk of collectibility.

Non-Performing Loans

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued during the current year is reversed.

                                                                                            March 31
(in thousands)                                                                    2000                    1999
                                                                              -------------            -----------

Non-accrual loans                                                                    1,450                       -
                                                                              ------------             -----------

    Total non-performing loans                                                       1,450                       -
                                                                              ============             ===========

Non-performing loans as a percent of total loans                                      2.6%                       -

Accruing loans 90 days or more past due                                                  -                       -


The increase in non-accrual loans is due to one loan which is considered impaired under accounting guidance. Management does not anticipate a loss on this loan due to its collateral value. There are no other non-performing assets.

ALLOWANCE FOR LOAN LOSSES

The reserve for possible loan losses is an amount management believes will be adequate to absorb losses inherent in existing loans based on evaluations of the anticipated repayment and prior loss experience. The factors taken into consideration include changes in the nature, volume and quality of the portfolio, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrower's ability to pay.


                                                                                    Quarter ending March 31

(in thousands)                                                                    2000                    1999
                                                                              -------------            ------------

Balance beginning of period                                                    $       715              $        0

Charge-offs                                                                              0                       0
Recoveries
Provision charged to operations                                                         57                     252
                                                                               -----------              ----------

Balance March 31                                                               $       772              $      252
                                                                               ===========              ==========



For the current quarter, there were no charged-off loans. The allowance for loan losses increased $57,000 during the quarter to $772,000 at March 31, and is 1.39% of outstanding loans.

At March 31, 2000 the Company had a loan concentration of approximately $8,600,000 in non-residential building operators and approximately $9,400,000 in the combined industries of residential housing construction and land development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. These forward-looking statements are not guarantees of future performance and involve substantial risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Company may be found under the caption "Risk Factors That May Effect Future Results" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(A) PLAN OF OPERATION

ORGANIZATION

The Company was incorporated in 1998 as a bank holding company. The Company operates two wholly owned subsidiary banks, Lakeside Community Bank (LCB) and North Oakland Community Bank (NOCB) (collectively the "Banks"). LCB and NOCB are organized as Michigan banking corporations with depository accounts insured by the bank insurance fund of the Federal Deposit Insurance Corporation. LCB and NOCB provide a range of commercial and consumer banking servcices primarily in the communities of northern Macomb and northern Oakland counties.

MARKET AREA

LCB is located on Schoenherr Road in a rapidly growing area of Macomb County. NOCB is located on Rochester Road in a renovated former bank building in a rapidly growing area of Oakland County. The communities that comprise the Company's primary service area include Sterling Heights, Macomb, Rochester and Rochester Hills. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in the manufacturing, construction and retail trades.

BANK LINES OF BUSINESS

The Banks' core business activities include attracting deposits from the general public and using such deposits, along with equity capital, to originate commercial loans. The Banks also offer installment and home equity loans to consumers. LCB recently began offering residential mortgage loans which will primarily be sold to the Federal Home Loan Mortgage Corporation. The Banks' results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Results of operation may be positively influenced by non-interest income such as fees related to loan origination and service charges associated with customer deposit accounts. The Banks offer a full array of demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, individual retirement accounts, certificates of deposit and ATM cards.

CASH REQUIREMENTS

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

NUMBER OF EMPLOYEES

At March 31, 2000 the Company and the Banks employed 28 full-time and 3 part-time employees. The Company anticipates hiring two full-time and three part-time staff members within the next twelve months to serve the accounting, loan and customer service areas.

(B) FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total assets at March 31, 2000 were $74.4 million compared to $59.8 million at December 31, 1999, an increase of 25%. The increase in total assets was funded by a 32% increase in non-interest bearing deposits and a 29% increase in interest-bearing deposits. Total net loss year-to-date at March 31, 2000 was $264,000 as compared to the year-to-date March, 1999 loss of $727,000, a 64% improvement. The return on average assets was -1.52% for the quarter and the return on average equity was -13.8%. An increase in net interest income, before the loan loss provision, of 411% in the quarter-to-quarter comparison coupled with reduction in the loan loss provision, was the primary contributor to the improved earning results. Non-interest income increased $12,000 or 100% in the quarter-to-quarter comparison, while non-interest expense increased $208,000 or 35%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit       Description
       27          Financial Data Schedule (EDGAR filing only)

(b)  Reports on Form 8-K

     No reports on form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

     May 11, 2000                            Michigan Community Bancorp Limited




                                             By: /s/ David A. McKinnon
                                             -------------------------
                                             David A. McKinnon, President and
                                             Chief Executive Officer

                                             By: /s/ Charlotte Cook
                                             ----------------------
                                             Chief Financial Officer

EXHIBIT INDEX


Exhibit           Description
-------           -----------

  27              Financial Data Schedule (EDGAR filing only)