Form 10-Q
period 2000-06-30
MICHIGAN COMMUNITY BANCORP LTD
filed 2000-08-11
CIK 1068901

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                       OR

{ } QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    ----------------------

                           Commission File No. 0-25079

                       MICHIGAN COMMUNITY BANCORP LIMITED
             (Exact name of registrant as specified in its charter)

        MICHIGAN                                         38-3390193
(State of incorporation)                    (I.R.S. Employer Identification No.)

                              43850 SCHOENHERR ROAD
                           STERLING HEIGHTS, MI 48313
                    (Address of principal executive offices)

                                 (810-532-8000)
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   ------    -----

  As of June 30, 2000, the Registrant had 756,000 shares of Common Stock issued and outstanding.

  Transitional Small Business Disclosure Format (check one)

                                Yes      No    X
                                   ------    -----

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

During September, 1999, the Company commenced a Private Placement of 91,000 units. Each unit is comprised of one share of common stock and one common stock purchase warrant which entitles the holder to acquire 1 1/2 shares of common stock at $11.00 per share. As of October 1, 1999, all units were sold and the common stock warrants were issued.

Michigan Community Bancorp Limited - Consolidated Balance Sheet


(In thousands, except share data)                                       June 30     December 31
                                                                          2000         1999
                                                                     ----------   --------------
Assets
Cash and due from banks                                               $  3,833    $  2,078
Federal funds sold                                                      10,000       6,550
                                                                     ----------   --------------
 Cash and cash equivalents                                              13,833       8,628

Securities available for sale, at fair value                             4,461       2,974
Federal Home Loan Bank stock, at cost                                      103         103

Loans                                                                   58,809      46,627
 Less: allowance for loan losses                                           796         715
                                                                     ----------   --------------
 Net loans                                                              58,013      45,912

Premises and equipment, net                                              1,544       1,596
Interest receivable and other assets                                       623         552
                                                                     ----------   --------------
 Total Assets                                                         $ 78,577    $ 59,765
                                                                     ==========   ==============
Liabilities
Deposits
 Non-interest-bearing                                                 $  9,444    $  5,237
 Interest-bearing                                                       61,376      46,400
                                                                     ----------   --------------
  Total deposits                                                        70,820      51,637

Interest payable and other liabilities                                     413         340
                                                                     ----------   --------------
  Total liabilities                                                     71,233      51,977

Shareholders' equity
Preferred stock, no par value, 1,000,000 shares authorized,               --          --
 none issued
Common stock, $5.00 stated value, 9,000,000 shares authorized,
 shares outstanding 756,000                                              3,780       3,780
Capital surplus                                                          6,410       6,410
Accumulated deficit                                                     (2,820)     (2,392)
Accumulated other comprehensive loss                                       (26)        (10)
                                                                     ----------   --------------
 Total shareholders' equity                                              7,344       7,788
                                                                     ----------   --------------
 Total liabilities and shareholders' equity                           $ 78,577    $ 59,765
                                                                     ==========   ==============

Michigan Community Bancorp Limited - Consolidated Income Statement

(In thousands, except share data)                              Quarter Ending
                                                                   June 30
                                                              2000         1999
Interest income
 Loans, including fees                                   $   1,352    $     302
 Investment securities                                          80           14
 Federal funds sold                                            141          146
                                                         ----------   ----------
  Total interest income                                      1,573          462

Interest expense on deposits                                   872          211
                                                         ----------   ----------
  Net interest income                                          701          251

Provision for loan losses                                       28          108
                                                         ----------   ----------
  Net interest income after provision for loan losses          673          143

Non-interest income                                             40            8

Non-interest expense
 Salaries and employee benefits                                515          298
 Premises and equipment                                        155          117
 Advertising                                                    20           10
 Legal and professional                                         63           22
 Other                                                         124           94
                                                         ----------   ----------
  Total non-interest expense                                   877          541

Loss before income taxes                                      (164)        (390)
                                                         ----------   ----------
Income taxes                                                  --           --
                                                         ----------   ----------
Net loss                                                 $    (164)   $    (390)
                                                         ==========   ==========
Average shares outstanding                                 756,000      665,000

Net loss per share                                       $   (0.22)   $   (0.59)


Michigan Community Bancorp Limited - Consolidated Income Statement


(In thousands, except share data)                              Year-to-date
                                                                  June 30
                                                           2000            1999
Interest income
 Loans, including fees                                   $   2,480    $     352
 Investment securities                                         134           14
 Federal funds sold                                            297          242
                                                         ----------   ----------
  Total interest income                                      2,911          608

Interest expense on deposits                                 1,633          249
                                                         ----------   ----------
 Net interest income                                         1,278          359

Provision for loan losses                                       85          360
                                                         ----------   ----------
 Net interest income after provision for loan losses         1,193           (1)

Non-interest income                                             64           24

Non-interest expense
 Salaries and employee benefits                                952          676
 Premises and equipment                                        318          212
 Advertising                                                    47           42
 Legal and professional                                        129           35
 Other                                                         239          175
                                                         ----------   ----------
  Total non-interest expense                                 1,685        1,140

Loss before income taxes                                      (428)      (1,117)
                                                         ----------   ----------
Income taxes                                                  --           --
                                                         ----------   ----------
Net loss                                                 $    (428)   $  (1,117)
                                                         ==========   ==========
Average shares outstanding                                 756,000      665,000

Net loss per share                                       $   (0.57)   $   (1.68)


Michigan Community Bancorp Limited - Consolidated Statement of Changes in Shareholders' Equity


                                                                          Accumulated
                                                                            Other        Total
(In thousands)                            Common    Capital  Accumulated Comprehensive Shareholders'
                                           Stock    Surplus     Deficit     Income       Equity
                                         --------- --------- ----------- ------------- -------------

Balance January 28, 1998 - Inception      $  --     $   --    $    --     $   --        $  --

Public stock offering                       3,325      6,102                              9,427

Cost of stock offering                                  (222)                              (222)

Net loss                                                           (560)                   (560)
                                         --------- --------- ----------- ------------- -------------
Balance December 31, 1998                   3,325      5,880       (560)                  8,645

Private placement of stock                    455        546                              1,001

Cost of private placement                                (16)                               (16)

Comprehensive loss
 Net loss                                                        (1,832)                 (1,832)
 Change in unrealized loss on
  securities  available for sale                                               (10)         (10)
                                                                                       -------------
    Total comprehensive loss                                                             (1,842)
                                         --------- --------- ----------- ------------- -------------
Balance December 31, 1999                   3,780      6,410     (2,392)       (10)       7,788

Comprehensive loss
 Net loss                                                          (428)                   (428)
 Change in unrealized loss on
  securities  available for sale                                               (16)         (16)
                                                                                       -------------
   Total comprehensive loss                                                                (444)
                                         --------- --------- ----------- ------------- -------------
Balance June 30, 2000                     $ 3,780   $  6,410  $  (2,820)  $    (26)     $ 7,344
                                         ========= ========= =========== ============= =============


Michigan Community Bancorp Limited - Consolidated Statement of Cash Flows


                                                                           Year to date June 30
(In thousands)                                                               2000       1999

Operating activities
 Net loss                                                                $   (428)   $ (1,117)
 Adjustments to reconcile net loss to net
  cash from operating activities:
   Depreciation and amortization                                              129          57
   Provision for loan losses                                                   85         360
   Net amortization and accretion of securities                                (6)         --
   (Increase) decrease in interest receivable & other assets                  (71)       (250)
   Increase (decrease) in interest payable & other liabilities                 73        (130)
                                                                         ---------   ----------
    Total adjustments                                                         210          37

      Net cash from operating activities                                     (218)     (1,080)

Investing activities
 Purchase of available-for-sale securities                                 (1,997)     (1,990)
 Proceeds from maturities of available-for-sale securities                    500         --
 Net increase in loans                                                    (12,186)    (21,170)
 Premises and equipment expenditures                                          (77)       (923)
                                                                         ---------   ----------
    Net cash used in investing activities                                 (13,760)    (24,083)

Net cash provided from financing activities - net increase in
  deposits                                                                 19,183      25,212
                                                                         ---------   ----------
Net change in cash and cash equivalents                                     5,205          49
Beginning cash and cash equivalents                                         8,628       7,906
                                                                         ---------   ----------
Ending cash and cash equivalents                                         $ 13,833    $  7,955
                                                                         =========   ==========
-----------------------------------------------------------------------------------------------
Interest paid                                                            $  1,568    $    142
Income taxes paid                                                        $   --      $    --


                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

Note 2 - Securities

         The amortized cost and estimated market value of securities available-for-sale are as follows:

(in thousands)

                                                        Gross               Gross             Estimated
                                      Amortized      Unrealized          Unrealized            Market
                                        Cost           Gains               Losses               Value
U.S. government and agencies          $  4,487        $     -            $     (26)          $    4,461
                                      ========        =========          =========           ==========

The amortized cost and estimated market value of securities available-for-sale at June 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)

                                                               Estimated
                                                 Amortized       Market
                                                    Cost          Value
                                                 ---------     ---------
Due in one year or less                          $   1,498     $   1,496
Due after one year through five years                2,989         2,965
Due after five years through ten years                 -             -
Due after ten years                                    -             -
                                                 ---------     ---------

Total                                            $   4,487     $   4,461
                                                 =========     =========

Investment securities with an amortized cost of $2,983,000 and a market value of $2,965,000 were pledged to secure the right to participate in the overnight Federal Funds market and for lines of credit at the Federal Home Loan Bank of Indiana.

Note 3 - Loans

Major classifications of loans are summarized as follows:


(in thousands)                                June 30
                                           2000      1999
                                        --------   -------
Commercial                               $47,658   $17,194
Lease financing                              203       255
Residential real estate                    3,583     1,250
Residential construction                   1,055       --
Consumer                                   6,310     2,471
                                        --------   -------
Total loans                               58,809    21,170

Allowance for loan losses                    796       360
                                        --------   -------
Net loans                                $58,013   $20,810
                                        ========   =======

At June 30, 2000 approximately $2,108,000 of loans were outstanding to executive officers, bank directors, principal shareholders and their related interests. During 2000, advances totalled $989,000 and repayments were $741,000. It is managements' opinion that such loans were made on the same terms and conditions as those to other borrowers and did not involve more than the normal risk of collectibility.

Non-Performing Loans

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued during the current year is reversed.


                                                                   June 30
(in thousands)                                                  2000     1999
                                                             ---------- -------
Non-accrual loans                                            $   1,450    --
                                                             ---------- -------
 Total non-performing loans                                  $   1,450    --
                                                             ========== =======
Non-performing loans as a percent of total loans                   2.5%   --

Accruing loans 90 days or more past due                      $      43    --

The increase in non-accrual loans is due to one loan which is considered impaired under accounting guidance. Management does not anticipate a loss on this credit due to its collateral value. There are no other non-performing assets.

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



                              Three months ending June 30
(in thousands)                     2000         1999
                                 --------     --------
Balance beginning of period       $ 772        $ 252

Charge-offs                          (4)          --
Recoveries
Provision charged to operations      28          108
                                 --------     --------
Balance June 30                   $ 796        $ 360
                                 ========     ========



                              Six months ending June 30
(in thousands)                     2000       1999
                                 --------   --------
Balance beginning of period       $ 715        $ --

Charge-offs                          (4)         --
Recoveries
Provision charged to operations      85          360
                                 --------    --------
Balance June 30                   $ 796        $ 360
                                 ========    ========

At the end of June, the allowance for loan losses is 1.35% of outstanding loans.

At June 30, 2000, the Company had a loan concentration of approximately $9,500,000 in non-residential building operators and approximately $7,800,000 in a combination of the land-development and single-family residential construction industries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. These forward-looking statements are not guarantees of future performance and involve substantial risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Company may be found under the caption "Risk Factors That May Effect Future Results" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(A) PLAN OF OPERATION

ORGANIZATION

The Company was incorporated in 1998 as a bank holding company. The Company operates two wholly owned subsidiary banks, Lakeside Community Bank (LCB) and North Oakland Community Bank (NOCB) (collectively the "Banks"). LCB and NOCB are organized as Michigan banking corporations with depository accounts insured by the bank insurance fund of the Federal Deposit Insurance Corporation. LCB and NOCB provide a range of commercial and consumer banking services primarily in the communities of northern Macomb and northern Oakland counties.

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

BANK LINE OF BUSINESS

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

CASH REQUIREMENTS

On October 1, 1999, MCB sold 91,000 common stock units at a price of $11.00 per unit. Each unit consists of one share of MCB's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one and one-half shares of common stock at $11.00 per share subject to adjustment in certain circumstances for 36 months. The warrants will be redeemable at five cents per warrant upon 30 days notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $15.00 per share for a period of 20 consecutive trading days. The units constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

Due to regulatory capital requirements, the Company anticipates the need to raise additional equity capital over the next six months to fund loan growth at the Banks and operating expenses at the holding company.

NUMBER OF EMPLOYEES

At June 30, 2000 the Company and the Banks employed 31 full-time and 4 part-time employees. The Company does not anticipate any significant staffing increases in the next twelve months.

(B)  FINANCIAL CONDITION AND RESULTS OF OPERATION

 Total assets at June 30, 2000 were $78.6 million compared to $59.8 million at December 31, 1999, an increase of 31%. The increase in total assets was funded by an 80% increase in non-interest-bearing deposits and a 32% increase in interest-bearing deposits. Total net loss year-to-date at June 30, 2000 was $428,000 as compared to the year-to-date June 30, 1999 loss of $1,117,000, a 62% improvement. The return on average assets was -1.18% for the six months ended June 30, 2000 and the return on average equity was -11.37% for the same period. An increase in net interest income, before the loan loss provision, of 256% during the first six months of 2000 was the primary contributor to the improved earnings results. Non-interest income increased $40,000, or 167%, in the year-to-date comparison while non-interest expense increased $545,000, or 48% during the same period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) Annual meeting of shareholders of Michigan Community Bancorp Limited was held on June 26,2000.

   (b) Election of four (4) directors to serve until the annual meeting of shareholders in 2003.

                                                    For         Against        Abstain   Non-vote
         Phillip T. Hernandez                     669,434        8,100            0       78,466
         John W. Maelstrom                        669,734        7,800            0       78,466
         J. William Sumner                        669,734        7,800            0       78,466
         Gerald A. Tarquinio                      668,434        9,100            0       78,466

     (c) Ratification of  Plante & Moran, LLP
         as independent external auditors         664,784        4,750          8,000     78,466

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

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

         August 11, 2000                      Michigan Community Bancorp Limited

                                              By:  /s/ David A. McKinnon
                                              --------------------------
                                              David A. McKinnon, President and
                                              Chief Executive Officer

                                              By: /s/ Charlotte Cook
                                              ----------------------
                                              Charlotte Cook
                                              Chief Financial Officer &
                                              Principal Accounting Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                  Description
-----------                  -----------

      27                     Financial Data Schedule
