Form 10QSB
period 2000-09-30
MICHIGAN COMMUNITY BANCORP LTD
filed 2000-11-13
CIK 1068901

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

As of September 30, 2000, the Registrant had 790,043 shares of Common Stock issued and outstanding.

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

During September 1999, the Company commenced a private placement of 91,000 units. Each unit is comprised of one share of common stock and one common stock purchase warrant which entitles the holder to acquire 1 1/2 Shares of common stock at $11.00 per share. As of October 1, 1999, all units were sold and the common stock warrants were issued.

During September 2000, the Company commenced a private placement of 34,043 shares at $5.875 per share and all shares were sold as of September 30, 2000.

Subsequent to September 30, 2000, the Company sold 25,000 shares of common stock, in a private offering, at a price of $10.00 per share.

Michigan Community Bancorp Limited - Consolidated Balance Sheet


(In thousands, except share data)                                                                 September 30          December 31
                                                                                                          2000                 1999
                                                                                                  ------------          ------------

Assets
Cash and due from banks                                                                                $  3,580            $  2,078
Federal funds sold                                                                                        9,250               6,550
                                                                                                  -------------         ------------

  Cash and cash equivalents                                                                              12,830               8,628

Securities available for sale, at fair value                                                              4,984               2,974
Federal Home Loan Bank stock, at cost                                                                       103                 103

Loans                                                                                                    61,447              46,627
  Less:  allowance for loan losses                                                                          825                 715
                                                                                                  -------------         ------------
    Net loans                                                                                            60,622              45,912

Premises and equipment, net                                                                               1,487               1,596
Interest receivable and other assets                                                                        566                 552
                                                                                                  -------------         ------------

    Total Assets                                                                                       $ 80,592            $ 59,765
                                                                                                  =============         ============

Liabilities
Deposits
  Non-interest-bearing                                                                                 $  9,280            $  5,237
  Interest-bearing                                                                                       63,322              46,400
                                                                                                  -------------         ------------
    Total deposits                                                                                       72,602              51,637

Interest payable and other liabilities                                                                      568                 340
                                                                                                  -------------         ------------

    Total liabilities                                                                                    73,170              51,977

Shareholders' equity
Preferred stock, no par value, 1,000,000 shares authorized,                                                  --                 --
  none issued
Common stock, $5.00 par value, 9,000,000 shares authorized,
  shares outstanding: 9/30/00: 790,043, 12/31/99: 756,000                                                 3,950               3,780
Capital surplus                                                                                           6,440               6,410
Accumulated deficit                                                                                      (2,959)             (2,392)
Accumulated other comprehensive loss                                                                         (9)                (10)
                                                                                                  -------------         ------------

    Total shareholders' equity                                                                            7,422               7,788
                                                                                                  -------------         ------------

    Total liabilities and shareholders' equity                                                         $ 80,592            $ 59,765
                                                                                                  =============         ============


Michigan Community Bancorp Limited - Consolidated Income Statement


(In thousands, except share data)                                                          Quarter Ending
                                                                                            September 30
                                                                                      2000               1999

Interest income
  Loans, including fees                                                          $        1,482      $         689
  Investment securities                                                                      73                 29
  Federal funds sold                                                                        130                126
                                                                                 --------------      -------------
    Total interest income                                                                 1,685                844

Interest expense on deposits                                                                946                430
                                                                                 --------------      -------------

    Net interest income                                                                     739                414

Provision for loan losses                                                                    30                200
                                                                                 --------------      -------------

    Net interest income after provision for loan losses                                     709                214

Non-interest income                                                                          45                  3

Non-interest expense
  Salaries and employee benefits                                                            531                329
  Premises and equipment                                                                    162                114
  Advertising                                                                                14                 30
  Legal and professional                                                                     65                 44
  Other                                                                                     121                104
                                                                                 --------------      -------------
    Total non-interest expense                                                              893                621

Loss before income taxes                                                                   (139)              (404)
                                                                                 --------------      -------------

Income taxes                                                                                --                 --
                                                                                 --------------      -------------

                                                                                 $         (139)     $        (404)
                                                                                 ==============      =============

Average shares outstanding                                                              756,427            665,000

Net loss per share                                                               $       (0.18)      $       (0.61)


Michigan Community Bancorp Limited - Consolidated Income Statement



(In thousands, except share data)                                                          Year-to-date
                                                                                           September 30
                                                                                     2000               1999

Interest income
  Loans, including fees                                                          $      3,962       $      1,041
  Investment securities                                                                   207                 43
  Federal funds sold                                                                      427                368
                                                                                 ------------       ------------
    Total interest income                                                               4,596              1,452

Interest expense on deposits                                                            2,579                679
                                                                                 ------------       ------------

    Net interest income                                                                 2,017                773

Provision for loan losses                                                                 115                560
                                                                                 ------------       ------------

    Net interest income after provision for loan losses                                 1,902                213

Non-interest income                                                                       109                 27

Non-interest expense
  Salaries and employee benefits                                                        1,483              1,005
  Premises and equipment                                                                  480                326
  Advertising                                                                              61                 72
  Legal and professional                                                                  194                 79
  Other                                                                                   360                279
                                                                                 ------------       ------------
    Total non-interest expense                                                          2,578              1,761

Loss before income taxes                                                                 (567)            (1,521)

Income taxes                                                                             --                 --

Net loss                                                                         $       (567)      $     (1,521)
                                                                                 ============       ============

Average shares outstanding                                                            756,497            665,000

Net loss per share                                                               $      (0.75)      $      (2.29)


Michigan Community Bancorp Limited - Consolidated Statement of Changes in Shareholders' Equity


                                                                                          Accumulated
                                                                                             Other             Total
(In thousands)                               Common        Capital       Accumulated      Comprehensive     Shareholders'
                                              Stock        Surplus         Deficit          Income            Equity
                                           -----------   -----------    -------------     -------------     -------------

Balance January 28, 1998 - Inception       $       -     $      -        $       -        $        -        $         -

Public stock offering                            3,325        6,102                                                9,427

Cost of stock offering                                         (222)                                                (222)

Net loss                                                                        (560)                               (560)
                                           -----------   -----------    -------------     -------------     -------------

Balance December 31, 1998                        3,325        5,880             (560)                              8,645

Private placement of stock                         455          546                                                1,001

Cost of private placement                                       (16)                                                 (16)

Comprehensive loss
  Net loss                                                                    (1,832)                             (1,832)
  Change in unrealized loss on securities
    available for sale                                                                             (10)              (10)
                                           -----------   -----------    -------------     -------------     -------------

      Total comprehensive loss                                                                                    (1,842)
                                                                                                            ------------
Balance December 31, 1999                        3,780        6,410           (2,392)              (10)            7,788

Private placement of stock                         170           30                                                  200

Cost of private placement

Comprehensive loss
  Net loss                                                                      (567)                               (567)
  Change in unrealized loss on securities
    available for sale                                                                               1                 1
                                                                                                            -------------

      Total comprehensive loss                                                                                      (566)
                                           -----------   -----------    -------------     -------------     -------------

Balance September 30, 2000                 $     3,950   $    6,440    $      (2,959)     $         (9)     $      7,422
                                           ===========   ===========    =============     =============     =============

Michigan Community Bancorp Limited - Consolidated Statement of Cash Flows



                                                                                        Year to date September 30
(In thousands)                                                                             2000            1999

Operating activities
  Net loss                                                                             $       (567)    $    (1,521)
  Adjustments to reconcile net loss to net
    cash from operating activities:
      Depreciation and amortization                                                             193              94
      Provision for loan losses                                                                 115             560
      Loss on sale of securities                                                                                  2
      Net amortization and accretion of securities                                               (9)             (1)
      (Increase) decrease in interest receivable & other assets                                 (14)            396
      Increase (decrease) in interest payable & other liabilities                               228           1,009
                                                                                       -------------    ------------

        Total adjustments                                                                       513           2,060

          Net cash from operating activities                                                    (54)            539

Investing activities
  Purchase of available-for-sale securities                                                  (3,000)         (3,981)
  Proceeds from maturities of available-for-sale securities                                   1,000            -
  Proceeds from sales of available-for-sale securities                                                        1,989
  Net increase in loans                                                                     (14,825)        (36,093)
  Premises and equipment expenditures                                                           (84)         (1,549)
                                                                                       -------------    ------------

          Net cash used in investing activities                                             (16,909)        (39,634)

Net cash provided from financing activities - net increase in deposits                       20,965          43,144
Proceeds from private stock offering                                                            200
                                                                                       -------------    ------------

Net change in cash and cash equivalents                                                       4,202           4,049
Beginning cash and cash equivalents                                                           8,628           7,906
                                                                                       -------------    ------------

Ending cash and cash equivalents                                                       $     12,830      $   11,955
                                                                                       =============    ============

------------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                          $      2,410      $      548
Income taxes paid                                                                      $        -        $       -


                       MICHIGAN COMMUNITY BANCORP LIMITED
                   Notes to Consolidated Financial Statements
                               September 30, 2000


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

Note 2 -  Securities

          The amortized cost and estimated market value of securities available-for-sale are as follows:



          (in thousands)
                                                                    Gross              Gross         Estimated
                                                 Amortized        Unrealized         Unrealized        Market
                                                   Cost             Gains              Losses           Value

          U.S. government and agencies         $     4,993      $         -        $          (9)   $     4,984
                                                 ==========       ===========        ============     ===========




          The amortized cost and estimated market value of securities available-for-sale at September 30,2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                              Amortized                        Market
                                                                Cost                           Value
                                                             -----------                     ----------
                                                           $                              $
          Due in one year or less                                 2,995                          2,987
          Due after one year through five years                   1,998                          1,997
          Due after five years through ten years                    -                              -
          Due after ten years                                       -                              -
                                                             -----------                     ----------

        Total                                              $      4,993                   $      4,984
                                                             ===========                     ==========





          Investment securities with an amortized cost of $2,991,000 and a market value of $2,982,000 were pledged to secure the right to participate in the overnight Federal Funds market and for lines of credit at the Federal Home Loan Bank of Indiana.

Note 3 - Loans

     Major classifications of loans are summarized as follows:



    (in thousands)                                                                   September 30
                                                                           2000                         1999
                                                                      -------------                -------------

     Commercial                                                       $      48,839                $      29,834
     Lease financing                                                            299                          239
     Residential real estate                                                  4,475                        2,700
     Residential construction                                                 1,032                          -
     Consumer                                                                 6,802                        3,320
                                                                      -------------                -------------

     Total loans                                                             61,447                       36,093

     Allowance for loan losses                                                  825                          560
                                                                      -------------                -------------

     Net loans                                                        $      60,622                 $     35,533
                                                                      =============                =============


     At September 30, 2000 approximately $4,201,000 of loans were outstanding to executive officers, bank directors, principal shareholders and their related interests. During 2000, advances totalled $3,707,000 and repayments were $1,234,000. It is managements' opinion that such loans were made on the same terms and conditions as those to other borrowers and did not involve more than the normal risk of collectibility.


Non-Performing Loans

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued during the current year is reversed.



                                                                                 September 30
     (in thousands)                                                    2000                         1999
                                                                 -------------                -------------
     Impaired Loans:
     Non-accrual loans                                          $       1,491                $          -
                                                                 -------------                -------------

       Total non-performing loans                               $       1,491                $          -
                                                                 =============                =============

    Non-performing loans as a percent of total loans                     2.4%                           -
    Accruing loans 90 days or more past due                               -                             -



     The increase in non-accrual loans in the year-to-year comparison is primarily due to one loan with a principal balance of $1.45 million. Subsequent to September 30, 2000 this loan has been paid-off with 100% of principal, 100% of interest at the original contract rate and 39% of interest at the default rate collected. Had the aforementioned loan been paid-off by September 30, 2000, the non-accrual loan total would have been $41,000.

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



                                                                    Three months ending September 30
(in thousands)                                                        2000                      1999
                                                                  -----------               ----------

Balance beginning of period                                      $       796               $      360

Charge-offs                                                              -                        -
Recoveries
Provision charged to operations                                           29                      200
                                                                  -----------               ----------

Balance June 30                                                  $       825               $      560
                                                                  ===========               ==========





                                                                     Nine months ending September 30
(in thousands)                                                        2000                     1999
                                                                  -----------               ----------

Balance beginning of period                                      $       715               $      -

Charge-offs                                                               (4)                     -
Recoveries
Provision charged to operations                                          114                      560
                                                                  -----------               ----------

Balance September 30                                             $       825               $      560
                                                                  ===========               ==========



At the end of September, the allowance for loan losses is 1.34% of outstanding loans.


At September 30, 2000, the Company had a loan concentration of approximately $13,522,000 in non-residential building operators and approximately $8,351,000 in a combination of the land development and single-family residential construction industries.


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

On September 27, 2000 MCB sold 34,043 shares of common stock, in a private offering, at a price of $5.875 per share.

Subsequent to September 30, 2000, the Company sold 25,000 shares of common stock, in a private offering, at a price of $10.00 per share.

Due to regulatory capital requirements, the Company anticipates the need to raise additional equity capital over the next six months to fund loan growth at the Banks and operating expenses at the holding company.

NUMBER OF EMPLOYEES

At September 30, 2000 the Company and the Banks employed 30 full-time and 4 part-time employees. The Company does not anticipate any significant staffing increases in the next twelve months.

(B) FINANCIAL CONDITION AND RESULTS OF OPERATION

Year-to-date Balance Sheet Comparison

Total assets at September 30, 2000 were $80.6 million compared to $59.8 million at December 31, 1999, an increase of 35%. Total loans increased $14.8 million, or 31.8%, during the first nine months of 2000. Commercial loans increased $10.1 million, or 26.0%, real estate loans increased $1.9 million, or 54.5%, and consumer and lease financings increased $2.8 million or 65%, year-to-date. Total deposits increased $21 million during the first nine months of 2000 with interest-bearing deposits increasing $16.9 million, or 36.4% and non-interest-bearing deposits increasing $4.0 million, or 77.2%. At September 30, 2000, brokered deposits totaled $8.6 million, or 11.8% of total deposits.

Quarter-to-Quarter Earnings Comparison

For the three months ended September 30, 2000 a net loss of $139,000 was recorded versus $404,000 in the comparable period of 1999. The improvement in earnings is primarily attributable to an increase of $495,000 in net interest income after the provision for loan losses. A decrease in the loan loss provision of $170,000 as compared to the prior year period is due to a decrease in the rate of loan growth. Total loans increased $2.6 million during the third quarter of 2000 as compared to an increase of $14.9 million during the comparable period of 1999. Non-interest income increased $42,000 over the prior year quarter primarily due to the increase in deposit accounts and the associated service charges. Non-interest expense increased $272,000, or 44%, over the third quarter of 1999 with personnel expenses increasing 61%, premises and equipment expenditures increasing 42% and professional fees increasing 48% due to legal fees related to the non-performing loan, which subsequent to September 30, 2000, has been paid-off.

Year-to-date Earnings Comparisons

Total net loss year-to-date at September 30, 2000 was $567,000 as compared to the year-to-date September 30, 1999 loss of $1,521,000, a 63% improvement. The improved earnings resulted from an increase in net interest income of $1.2 million reflecting the continued growth in loans and deposits and the associated margin. A decrease in the loan loss provision of $445,000 over the prior year-to-date amount is partially due to a reduction in the rate of loan growth - $14.8 million in the first nine months of 2000 versus $36.1 million during the same period of 1999. The reduction in the loan loss provision year-to-date was also influenced by a continuation of the strong economy, greater strength and experience in our lending staff, and the quality of the loan portfolios. Non-interest income increased $82,000, or 303%, due to service charges on accounts as the deposit base continues to grow. Non-interest expense increased $817,000, or 46%, in the year-to-date comparison with salaries and benefits increasing 48% in part due to additional lending and business development staffing. Professional fees also grew $115,000 with higher legal expenses attributable to the non-performing loan, which subsequent to September 30, 2000, has been paid-off.

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

          November 10, 2000                   Michigan Community Bancorp Limited

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
