Form 10KSB40
period 2000-12-31
MICHIGAN COMMUNITY BANCORP LTD
filed 2001-04-02
CIK 1068901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
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

                                  810-532-8000
                         (Registrant's Telephone Number)
                                   ----------

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

Registrants revenues for its most recent fiscal year.  $6,772,000

The aggregate market value of the voting stock held by non-affiliates was approximately $2,937,307 as of December 29, 2000 based on the closing bid and ask prices (5 5/8) on that date.

As of March 15, 2001 869,903 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format:    Yes  [ ]    No  [X]

Portions of the registrant's Proxy Statement of its 2001 Annual Meeting of Shareholders to the extent expressly so stated herein, are incorporated by reference into Part I of this Report.

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

         WITH THE EXCEPTION OF THE STATEMENTS REGARDING HISTORICAL MATTERS AND STATEMENTS REGARDING THE COMPANY'S CURRENT STATUS, CERTAIN MATTERS DISCUSSED HEREIN ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE", "PLAN", "EXPECT", "INTEND" AND SIMILAR EXPRESSIONS. ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS THAT MAY EFFECT FUTURE RESULTS".

ITEM 1. DESCRIPTION OF BUSINESS

THE CORPORATION

                  MCB was incorporated in January, 1998 and organized to own and operate Lakeside Community Bank and North Oakland Community Bank (the "Banks"). MCB is the sole stockholder of the Banks which are organized as Michigan banking corporations with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Banks opened for business on January 5, 1999.

                  MCB's activities are primarily focused on providing customers with superior service and convenience by offering a core of commercial and consumer banking services, primarily to small to medium-sized businesses, as well as individuals through the Banks. Lending activities focus primarily on commercial real estate loans and commercial term loans to businesses secured by the assets of the borrower and, to a lesser extent, on commercial equipment financing. We expect that as we continue to organize our loan portfolio, a significant majority of our loan portfolio will be comprised of commercial loans and commercial real estate loans.

                  MCB's consumer service strategy focuses on providing single-family mortgage loans, home equity loans, and other forms of consumer lending. Lakeside offers its banking services throughout Macomb County, Michigan, but primarily in Clinton Township, Macomb Township, Ray Township, Shelby Township, Washington Township, Mt. Clemens, Sterling Heights and Utica. North Oakland offers its banking services throughout Oakland County, Michigan, but primarily in Rochester, Rochester Hills, Pontiac, Troy, Auburn Hills, Oakland Township, Orion Township and Lake Orion Village.

                  Lakeside and North Oakland are approved by the Financial Institutions Bureau of the State of Michigan. In January, 1999 Lakeside received an initial capitalization of $4,550,000 and North Oakland received an initial capitalization of $4,600,000 from the proceeds of the initial public offering which we completed in December, 1998. MCB and the Banks have also been approved by the FDIC and the Board of Governors of the Federal Reserve System.

                  Our office and the office of Lakeside is located at 43850 Schoenherr Road, Sterling Heights, Michigan 48313. The main office of North Oakland is located at 1467 North Rochester Road, Rochester Hills, Michigan 48307.

         BUSINESS STRATEGY
                  We emphasize experienced local management with a strong commitment to the communities located within the primary market areas served by our Banks. Our Banks are located in communities that are growing quickly and where there has been a significant impact from the consolidation in the banking industry. They are communities that have a history of community banking but which no longer have as many community banks. We believe that the small and medium-sized industrial and commercial businesses that we have targeted as our future customers are not being adequately served by the larger banks. We also believe that we have chosen communities where the officers and directors of MCB, Lakeside and North Oakland are active in the community and where community and business leaders are anxious to welcome a locally owned and managed financial institution. We are committed to providing outstanding customer service and banking products and intend to compete aggressively for banking business through a systematic program of directly calling on both customers and referral sources such as attorneys, accountants, mortgage brokers, insurance agents and other business people, many of whom are already known to our officers and directors.

                  Our experienced staff provides personalized service and generates competitively priced loans and deposits. Our staff is provided with access to current software and database systems so that they can more easily deliver high-quality products and provide responsive service to customers. Lakeside and North Oakland have entered into agreements with third-party service providers which enable customers to have convenient electronic access to their accounts and other bank products through debit cards, voice response and home banking. We use these third-party service providers to deliver the most up to date services so that we can be at the forefront of technology while minimizing the costs of delivering services to our customers.

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

         BACKGROUND
                  The liberalization of Michigan's branch banking laws, together with the expansion of interstate banking has led to substantial consolidation of the banking industry in Michigan, including Macomb and Oakland County, where the Banks are located. In the past, several of the financial institutions within the primary market area of the Banks have either been acquired by or merged with larger financial institutions or out-of-state financial institutions. When these consolidations occurred, local boards of directors were dissolved and local management relocated or terminated. As a result, many policy and credit decisions have been centralized away from local management.

                  We believe that this situation has created a favorable opportunity in our market areas for a new commercial bank with local management and directors. We believe that such a bank can attract those customers who wish to conduct business with a locally managed institution that demonstrates an active interest in their business and personal financial affairs. The Company believes that a locally managed institution is able to be more responsive to customer requests, provide customized financial products and services, and offer the personal attention of the senior banking officers to customers. The Banks seek to take advantage of this opportunity by emphasizing local management in their marketing plans and the ties and commitments to their market area.

                  The Company was incorporated as a Michigan business corporation on January 28, 1998, and organized to acquire all of the issued and outstanding stock of the Banks and to engage in the business of a bank holding company under the Federal Bank Holding Company Act of 1956, as amended. On July 23, 1998, the Commissioner of the FIB issued orders approving the applications to establish the Banks. On October 15, 1998, the Banks' application for FDIC deposit insurance was approved. The Company's application to become a bank holding company for the Banks was approved by the Federal Reserve Board on October 9, 1998.

         BUSINESS FINANCIAL SERVICES.
                  The Banks offer products and services consistent with the goal of attracting small to medium-sized business customers as well as individuals. Commercial loans are offered on both a secured and unsecured basis and will be available for working capital purposes, the purchase of equipment and machinery, financing of accounts receivable and inventory and for the purchase of real estate. As part of their banking business, the Banks make loans to all types of borrowers secured by first and junior mortgages on various types of real estate, including without limitation, single-family residential, multi-family residential, mixed use, commercial, developed, and undeveloped.

                  In making such loans, the Banks are subject to written policies, reviewed and approved at least annually by the Banks' Boards of Directors, pursuant to federal law and regulations. The policies address loan portfolio diversification and prudent underwriting standards, loan administration procedures, and documentation, approval and reporting requirements. In addition, federal regulations impose supervisory loan-to-value ratios applicable to each type of loan secured by real estate.

                  The Banks generally look to a borrower's business operations as the principal source of repayment and also seek security interests in the inventory, accounts receivable or other personal property of the borrower, and personal guaranties. Although the Banks are aggressive in seeking new loan growth, they also stress high credit quality.

                  The Banks actively pursue business checking accounts by offering competitive rates, telephone banking, and other convenient services to its business customers. In some cases the Banks may require business borrowers to maintain minimum balances. Management of the Banks continue to establish relationships with one or more correspondent banks and other independent financial institutions to provide other services requested by customers, including loan participation where the requested loan amount exceeds the legal lending limit of the Banks.

         Consumer Financial Services.
                  The retail banking strategy of the Banks initially focuses on providing attractive products and services, including telephone banking and automated bill paying services to individuals in the respective market areas. Management believes that by offering these banking products, which enable customers to bank 24 hours a day from any point at their convenience, the Banks attract new deposits and loans without the necessity of expensive brick and mortar branch operations.

                  In addition, the Banks originate residential real estate loans in the form of first mortgages and home equity loans. The Banks are approved by Federal Home Loan Mortgage Corporation as a seller-servicer of residential mortgage loans. The Banks sell most of the residential mortgages into the secondary market. Most home equity loans are retained by the Banks as part of their loan portfolios.

                  The Banks offer other consumer lending services including auto loans, boat loans and other personal loan products on both a secured and unsecured basis.

                  With an experienced staff to provide personalized service, management believes it is able to generate competitively priced loans and deposits. This experienced staff has access to current software and database systems selected to deliver high-quality products and provide responsive service to clients. The Banks have entered into agreements with third-party service providers to provide customers with convenient electronic access to their accounts and other bank products through debit cards, voice response and home banking. The use of third-party service providers is intended to allow the Banks to remain at the forefront of technology while minimizing the costs of delivery.

         INVESTMENTS.
                  The principal investment of the Company is all of the common stock of the Banks. Any funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations of, or guaranteed by the United States, general obligations of states or political subdivisions thereof, bankers' acceptances or certificates of deposit of U.S. commercial banks, or commercial paper of U.S. issuers rated in the highest category by a nationally-recognized investment rating service. Although the Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities, which may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Banks or acquired for its future use, the Company has no present plans to do so. The Company's Board of Directors may alter the Company's investment policy without shareholder approval.

                  The Banks may invest their funds in a variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Banks are prohibited from investing in equity securities. Under one such exception, in certain circumstances and with the prior approval of the FDIC, a Bank can invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in certain real estate-related activities. The Banks have no present plans to make such an investment. Real estate acquired by the Banks in satisfaction of or in foreclosure upon loans may be held by the Banks, subject to a determination by a majority of the respective Bank's Board of Directors as to the advisability of retaining the property, for a period not to exceed 60 months after the date of acquisition or such longer period as the appropriate regulators may approve. The Banks are also permitted to invest an aggregate amount not in excess of two-thirds of the capital and surplus of the Banks in such real estate as is necessary for the convenient transaction of its business. The Banks have no present plans to make any such investment. The Board of Directors of each Bank may alter the Bank's investment policy without shareholder approval.

         MARKET AREA
         Lakeside Community Bank. The principal market areas currently being served by LCB is Macomb County, primarily Sterling Heights, Clinton Township, Utica, Mt. Clemens, Macomb Township, Washington Township and Ray Township. Macomb County is one of the fastest growing counties in Michigan and has a stable and diverse economic base. Macomb County, which is comprised of 27 cities, villages or townships, ranks third in population out of Michigan's 83 counties and 47th out of 3,100 counties nationally. With a current population of over 700,000, Macomb County covers 482 square miles and is home to over 15,000 businesses employing 615,083 people with combined payrolls in 1993 of $18,767,353.

                  Macomb County is also a large banking market. According to available industry data, as of June 30, 1995 total deposits in this market, including banks, thrifts and credit unions, were approximately $6.5 billion.

                  The principal market areas in Macomb County served by LCB have a population of 345,310 and median incomes ranging from $25,716 to $47,930 based on 1990 census data.

         North Oakland Community Bank. The principal market being served by NOCB is Oakland County, primarily Rochester, Rochester Hills, Troy, Auburn Hills, Pontiac, Oakland Township, Avon Township, Orion Township and Lake Orion Village. Oakland County is also one of the fastest growing counties in Michigan Oakland County, which is comprised of 61 cities, villages or townships, ranks second in population out of Michigan's 53 counties and ranks as the third wealthiest county in the United States. With a current population of over 1,100,000, Oakland County covers 910 square miles and is home to over 40,000 businesses employing 654,000 people with combined payrolls in 1995 of $21.7 billion.

                  The principal market areas in Oakland County served by NOCB have a population of 281,475, with median incomes ranging from $37,868 to $73,944 based on 1995 data provided by Oakland County.

         COMMUNITY INVOLVEMENT
                  In order to assure that the Banks are true community banks, the Company has sought local community leaders to serve as members of the board of directors of each bank.

         Lakeside Community Bank. The following individuals serve on the Board of Directors of Lakeside Community Bank:

                  PAUL "BUD" E. BALTZER, JR, is President of Pebco Sales, Inc. a Michigan corporation located in Clinton Township primarily engaged in the representation of manufacturers in the installation and design of specialized industrial products. Mr. Baltzer is active in the community and is treasurer of Epiphany Lutheran Church and a member of the Construction Association of Michigan.

                  GARY DAVISON, is owner of Davison & Associates, P.C., a Troy, Michigan based accounting firm with numerous clients located in the target market areas of LCB. Mr. Davison was previously a partner with Grant Thornton in Southfield, Michigan.

                  ANTHONY J. FERLITO, is President of Ferlito Construction, Inc. a commercial construction company located in St. Clair Shores, Michigan. Mr. Ferlito is also a member of the Construction Association of Michigan, the International Council of Shopping Centers, the Michigan Home Builders Association and the St. John Hospital Men's Guild.

                  PHILLIP T. HERNANDEZ, is currently a business consultant and was previously President of Efficient Sanitation, a division of Waste Management, Inc. located in Clinton Township, Michigan. Mr. Hernandez is a member of the board of directors of Mt. Clemens General Hospital and a past director of Macomb Community Bank.

                  GERALD KRUEGER, is President/Owner of American Community Developers, Inc., a Real Estate Development Company. Mr. Krueger specializes in developing and maintaining subsidized housing complexes.

                  JOSEPH S. LENTINE, is Vice President of Golden Dental Plans, Inc. a dental delivery system located in Warren, Michigan and President of LeCom, Inc. a communications contracting firm located in Warren, Michigan.

                  DAVID A. MCKINNON, is President and Chief Executive Officer of Michigan Community Bancorp and previously was an attorney with the law firm of David A. McKinnon P.C. located in Sterling Heights, Michigan. Mr. McKinnon previously served as Vice Chairman of the Board of Directors of Macomb Community Bank.

                  ROBERT R. PELEMAN, M.D., is head of the anesthesiology department at St. Joseph's Hospital, Clinton Township, Michigan. Dr. Peleman is a past director of Macomb Community Bank, a board member of St. Joseph's Mercy Foundation and the past secretary of the Mt. Clemens Medical Association.

                  J. WILLIAM SUMNER, is President of Health Management Systems located in Eastpointe, Michigan. Health Management Systems provide employee health care administration and behavioral health programs to various businesses nationwide. Mr. Sumner is also a member of the Employee Assistance Professionals Association and the St. John Hospital Men's Guild.

                  JEFF TAMAROFF, is President of Jeffrey Buick-Nissan, Tamaroff Dodge and Tamaroff Buick automobile dealerships located in Southfield and Roseville, Michigan.

                  FRANK D. BLOWERS, is President and Chief Executive Officer of Lakeside Community Bank. Prior to joining Lakeside, Mr. Blowers was employed by First of America Bank, N.A. as a Senior Vice President where he was responsible for branch product sales for a region with approximately $750 million in assets. Mr. Blowers has over 30 years of banking experience and previously served as Senior Vice President for Security Bank, St. Clair Shores, Michigan.


         North Oakland Community Bank In addition to Mr. McKinnon, the following individuals serve on the board of directors of North Oakland Community
         Bank:

                  ROY KLECHA, is Chief Executive Officer and President of North Oakland. Roy Klecha has served as President/CEO/Director of NOCB since March 2000 and has been employed by the Company since May of 1999. Prior to that time, Mr. Klecha served as Senior Vice President/Senior Lender of Old Kent Bank - Seaway, Algonac, Michigan. From 1988 to 1997, Mr. Klecha was employed at Algonac Savings Bank, Algonac, Michigan, most recently as CEO. Mr. Klecha was responsible for managing all areas of the bank.

                  FREDERICK MAIBAUER, M.D., is President of Rochester Hills Orthopaedics, P.C.

                  JOHN W. MELSTROM, is an accountant and partner in the certified public accounting firm of Fenner, Melstrom & Dooling, located in Auburn Hills, Michigan. Mr. Melstrom works with businesses in the market area and is active in the community and serves on a variety of community boards.

                  VERNON PIXLEY, is the President of the Pixley Funeral Home, Rochester, Michigan.

                  DAVID F. SHELLENBARGER, is President of Macro Computer Products, a Rochester, Michigan based software/systems integration company which provides imaging services to financial institutions.

         COMPETITION
                  There are many thrifts, credit unions and bank offices located within the respective primary market areas of the Banks. Most are branches of larger financial institutions which, in management's view, are managed with a philosophy of strong centralization. In addition, there are other community banks in the Company's target market area. The Banks face competition from the thrifts, credit unions, and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, and other providers of financial services. Most of the Banks' competitors have been in business a number of years, have established customer bases, are larger and have a higher lending limit than the Banks. The Banks compete for loans principally through their ability to communicate effectively with customers and understand and quickly meet their needs. Management believes that this personal service philosophy enhances its ability to compete favorably in attracting individuals and small businesses as customers. The Banks actively solicit retail customers and compete for deposits by offering customers personal attention, including courier service, professional service, computerized banking, and competitive interest rates.

         EMPLOYEES
                  The Company has 6 full-time and 4 part-time employees. In addition, the Banks have a staff of experienced professionals, LCB currently has 11 full-time employees. NOCB has 8 full-time employees.

         LEGAL LENDING LIMIT
                  Pursuant to state regulations, the Banks are limited in the amount that they may lend to a single borrower, per Bank. As of December 31, 2000 the legal lending limit was approximately $900,000 per bank.

ITEM 2. DESCRIPTION OF PROPERTY

                   We have a ten year lease for approximately 11,000 square feet in a one story building located at 43850 Schoenherr, Sterling Heights, Michigan. Monthly rent is approximately $11,080. The facility is equipped with an automated teller machine ("ATM"), a drive through teller window and teller stations inside the building. The space provided by this building is expected to be adequate for our needs and the needs of Lakeside for the foreseeable future.

                  We lease a building with approximately 3,100 square feet of office space located at 1467 North Rochester Road, Rochester Hills, Michigan until December 31, 2004 which serves as the main office of North Oakland. We prepaid the entire amount of the lease by making a single payment of $250,000 in August 1998. MCB is also obligated to make monthly ground lease payments of $600 until December 31, 2004. The facility is equipped with an ATM, a drive through teller window and teller stations inside the building. The space provided by this building is expected to be adequate for the needs of North Oakland for the foreseeable future.

                  We lease a building with approximately 3,400 square feet of office space located in Algonac Michigan. The building will be used for a branch office of Lakeside Community Bank. MCB is obligated to make monthly lease payments of $3,750 for the first five years and $4,125 for the sixth through the tenth year. The space provided by this building is expected to be adequate for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

         As a depository of funds, the Banks may be named as a defendant in a lawsuit (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the business of the Banks.

         There is no litigation that individually or in the aggregate is threatened or pending that is likely to materially affect MCB's or the Banks capital resources, results of operations, or liquidity as presented herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MCB common stock is traded under the symbol "MCBP" in the over-the-counter market and transactions are reported in the National Association of Securities Dealers reporting system known as the "OTC Bulletin Board". As of December 31,2000, there were approximately 400 record holders of the Company's Common Stock according to the records maintained by MCB's stock transfer agent. The following table sets forth, for the periods indicated, the range of sales prices as reported on the OTC Bulletin Board for each quarter since the completing of the company's initial public offering on December 4, 1998.

                                                High / Low
                                             ----------------
         2000:
                  4th Quarter                $ 7.00    $ 4.81
                  3rd Quarter                $ 7.75    $ 4.63
                  2nd Quarter                $ 8.00    $ 5.88
                  1st Quarter                $ 8.75    $ 5.00
         1999:
                  4th Quarter                $10.00    $ 6.13
                  3rd Quarter                $12.00    $ 9.00
                  2nd Quarter                $14.50    $10.00
                  1st Quarter                $16.00    $12.00


         1998:
                  4th Quarter                $15.50    $14.50


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

ITEM 6. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of our operating results and financial condition for the periods ended December 31, 2000 and 1999, should be read in conjunction with the financial statements and statistical data presented elsewhere. The discussion and analysis contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, and projections. These statements are not guarantees of future performance, and involve certain risks and uncertainties. Actual results may materially differ from what may be expressed herein. See "Risk Factors That May Affect Future Results".


OVERVIEW

         MCB has enjoyed considerable growth and success in its marketplace. Since opening the subsidiary bank in early January 1999, MCB has been able to grow its deposit base and loan portfolio significantly. From the year ended December 31, 1999 to the year ended December 31, 2000, assets, loans and deposits grew by 39%, 34% and 45% respectively.


         During the year ended December 31, 2000, the net interest margin increased slightly to 4.18%. At the same time the volume of average earning assets increased 122% to $71.5 million for 2000 from $32.1 million for 1999. As a result, for the year ended December 31, 2000 net interest income increased to $2,985,000, from $1,325,000 in 1999 which was an increase of 125%. This growth was largely responsible for the decrease in operating losses, a normal occurrence in a startup company, to $840,000 in 2000 from $1,832,000 in 1999.

FINANCIAL CONDITION

         Assets. Total assets increased by 39% or $23.4 million, to $83.2 million at December 31, 2000, from $59.8 million at December 31, 1999. The increase came primarily in net loans, which increased 35%, or $15.9 million to $61.8 million at December 31, 2000 from $45.9 million at December 31, 1999. The largest portion of the loan increases were in the variable rate commercial loan category and are for a variety of purposes including real estate, equipment, operating lines of credit and other purposes. These increases were funded by an increase in deposits of 45%, or $23.5 million to $75.1 million at December 31, 2000 from $51.6 million at December 31, 1999.

         Investment Securities. Investment securities, which are entirely classified as available for sale, increased by $2.0 million to $5.0 million at December 31, 2000 as the Corporation invested a portion of available short term funds in longer term assets. These funds are invested based upon the liquidity and funding needs of the corporation.

         Maturities of investment securities and the weighted average yield for each range of maturities as of December 31, 2000 are shown in the table below. Yields are computed without respect to tax equivalency. The Corporation has no tax-exempt securities within its portfolio.

                                                                        December 31,
                                                 ------------------------------------------------------
                                                         2000                               1999
                                                 --------------------              --------------------
                                                                     (in thousands)
                                                 Amortized                         Amortized
                                                   Cost         Yield                Cost         Yield
                                                 --------------------              --------------------
Due in one year or less                          $ 3,977        6.30%                  -
Due after one year through five years              1,003        6.56               $ 2,984        6.23%
Due after five years through ten years               -                                  -
Due after ten years                                  -                                  -
                                                 --------------------              --------------------
Total                                            $ 4,980        6.35%              $ 2,984        6.23%
                                                 --------------------              --------------------



         Loans. The loan portfolio grew by $16.0 million, or 34% to $62.6 million at December 31, 2000 from $46.6 million at December 31, 1999. Increases in the portfolio came in all areas with commercial loans showing the largest increase of 27%, or $10.4 million to $49.2 million at December 31, 2000. As of December 31, 2000, MCB had no foreign loans.

         Many factors have contributed to the increases in the loan portfolios. MCB has increased its lending staff to include an additional commercial lender and credit analyst. It has also hired staff to function in a mortgage lending capacity. At the same time, banking consolidation in its market area has had the effect of increasing loan approval and processing times while decreasing customer service by many of its local competitors. As a result, MCB has been able to capitalize on these factors and increase its market share. The increase in commercial loans came largely in loans which were to finance commercial real estate. The portfolio also contains other types of collateral such as equipment, inventory and other business assets.

         Residential mortgages increased by $1.4 million, to $5.0 million at December 31, 2000 from $3.6 million at December 31, 1999. This increase can be attributed to the hiring of mortgage staff in first-quarter 2000. MCB is also able to generate fee income by originating mortgage loans for other mortgage companies. A robust market for residential properties in the area was also a contributing factor to the growth. Residential loans consist primarily of first and second mortgages for 1-4 family residential properties.

         Consumer loans grew by $2.9 million, to $7.0 million at December 31, 2000 from $4.1 million at December 31, 1999. These loans are for a variety of consumer purposes including personal loans, automobile loans, recreational vehicles and home equity loans. Home equity loans are generally second mortgages up to 90% of the home value after subtracting prior liens. The increase in consumer loans can primarily be attributed to a healthy local economy and our ability to provide loans in a more timely fashion than many of its local competitors.

         We place loans in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2000, there was a single commercial loan of

$41,000 in non-accrual status, and no loans past due 90 days or greater. At December 31, 1999 there were no non-accrual or loans past due 90 days. In each period, management also evaluates the problems and potential losses in the loan portfolio. Consideration is also given to off balance sheet items that may involve credit risk such as commitments to extend credit and financial guarantees. The results of this evaluation are reflected in the allowance for loan losses and the periodic provision for loan losses.

         At December 31, 2000 there are no significant loans known to management where the ability of the borrower to comply with present loan repayment terms is in question. Subsequent to December 31, 2000, the deterioration of a single commercial loan may have an impact on the Corporation's loan loss reserve. Management is currently investigating its position related to the loan. Management believes that the impact, if any, would not be significant. Management is not aware of any other potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources.

         Allowance for Loan losses. The following table shows the allocation of the allowance for loan losses by specific category as of the dates indicated. Management considers various qualitative and quantitative factors in its determination of the level of the allowance for loan losses.

                                                            December 31,
                                          ------------------------------------------------
                                                 2000                         1999
                                          -------------------         --------------------
                                                       (dollars in thousands)
Commercial Loans                          $  615        73.6%         $  587        82.1%
Residential Real Estate Loans                 22         2.7              77        10.8
Consumer Loans                                59         7.1              36         5.0
Unallocated                                  139        16.6              15         2.1
                                          -------------------         --------------------
Total                                     $  835       100.0%         $  715       100.0%
                                          ===================         ====================


         Loan quality is continually monitored and reviewed by management on a monthly basis. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, analysis of individual loans via a loan review process, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

         We maintain an allowance for loan losses believed to be sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all the relevant information available to management. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in our loan portfolio and credit undertakings that are not specifically identified. We believe that the allowance for loan losses will be adequate to provide for estimated probable credit losses inherent in our loan portfolio.

         The allowance for loan losses as a percentage of total loans was 1.33% at December 31, 2000 and 1.53% as of December 31, 1999. Net charge-offs for the years 2000 and 1999 were $21,000 and zero, respectively. Net charge-offs to average total loans were 0.04% for the year ended December 31, 2000. We believe that adequate allowance for loan losses has been established.

         Deposits. Total deposits increased by 45%, or $23.5 million, to $75.1 million at December 31, 2000, from $51.6 million at December 31,1999. During 2000, we aggressively pursued a strategy to increase our core deposit base in order to fund our loan demand and growth. In addition to making calls to customers, we provide competitive rates of interest to attract all categories of deposits. Non-interest demand deposit ("DDA") accounts increased as commercial accounts developed larger compensating balances and we solicited employee checking services from commercial customer businesses. As a result, non-interest DDA's increased to $9.3 million at December 31, 2000 from $5.2 million at December 31,1999. Money Market demand accounts posted the largest percentage increase during the period, increasing by 155% to $11.2 million at December 31, 2000 from $4.4 million at December 31, 1999. The largest volume of the increases came in time deposits of less than $100,000, which increase by $7.3 million or 29% to $32.6 million. The majority of this increase was attracted from outside of the banks market area through a national market system.

         Capital. To be considered a "well-capitalized" bank by the FDIC, the institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a leverage ratio of at least 5%, and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of December 31, 2000, the subsidiary Banks are both considered well-capitalized. Banks which are well-capitalized are permitted to pay lower FDIC insurance premiums. See Note 13 of "Notes to Consolidated Financial Statements".

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

         On September 27, 2000, we sold 34,043 shares of common stock, in a private offering, at a price of $5.875 per share. On November 8, 2000, we sold 25,000 shares of common stock at a price of $10.00 per share in another private offering. Subsequent to December 31, 2000, the Corporation sold 15,674 shares of common stock, in a private offering, at a price of $6.38 per share.

         The Corporation anticipates the need to raise additional capital within the next six months to fund loan and deposit growth at the Banks and to cover operating expenses at the holding company.


CONSOLIDATED RESULTS OF OPERATIONS

         The net loss for the year ended December 31, 2000, which was the second full year of operation for the Banks was ($840,000), or ($1.09) per share as compared to a net loss of ($1,832,000) or ($2.66) per share for 1999. The losses decreased substantially as we were able to increase our deposit base and increase the volume of earning assets at a faster rate than the increase in non-interest expenses. The components of this increase were as follows:

         Net Interest Income. For the year ended December 31, 2000, net interest income increased by 125% or $1,660,000 to $2,985,000 for the year ended December 31, 2000 from $31,325,000 for the year earlier. This increase was primarily attributable to the increase in the volume of average loans during 2000, and to a lesser extent, an increase in the net interest margin. Loans increased in all categories as we were able to capitalize upon favorable market conditions, a healthy local economy and weakening customer service by our competitors. This loan growth was funded by an increase in the average volume of deposits. As a result, the Corporation's net interest margin increased from 4.13% to 4.18%.

         The following table presents our consolidated average balances of earning assets, interest bearing liabilities and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category and the net interest margin for the periods indicated. Average loans are presented net of unearned income and gross of the allowance for loan losses. Interest on loans includes loan fees. Interest income is presented on a non-tax equivalent basis.

For the year ended December 31,                                       2000                                     1999
-------------------------------                     --------------------------------------      ------------------------------------
                                                                                   (dollars in thousands)
                                                    Average                        Average      Average                      Average
                                                    Balance         Interest        Rate        Balance       Interest        Rate
                                                    --------        --------       -------      --------      --------       -------
Assets
Interest-bearing balances w/banks                   $    --         $    --          --         $     81      $     4         4.94%
Federal funds sold                                     9,491             597        6.29%          9,651          477         4.94
Securities                                             4,556             288        6.33           1,252           71         5.67
Loans, including fees                                 57,426           5,717        9.96          21,100        1,992         9.44
                                                    --------        --------        ----        --------      -------         ----

    Total earning assets/interest income              71,473           6,602        9.24%         32,084        2,544         7.93%

Cash and due from banks                                2,499                                       1,250
Allowance for loan losses                               (796)                                       (416)
Other assets                                           2,958                                       2,246
                                                    --------                                    --------

    Total assets                                    $ 76,134                                    $ 35,164
                                                    ========                                    ========

Liabilities and Equity
Interest-bearing demand and money markets           $  9,860        $    505        5.12%       $  3,760      $   137         3.64%
Savings accounts                                       1,041              30        2.89             851           25         2.94
Time deposits less than $100,000                      31,753           2,000        6.30           8,109          434         5.35
Time deposits $100,000 and over                       17,458           1,082        6.20          11,211          623         5.56
                                                    --------        --------        ----        --------      -------         ----
    Total interest-bearing liabilities/
    interest expense                                  60,112           3,617        6.02%         23,931        1,219         5.09%
                                                    --------        --------                    --------      -------

Non-interest bearing demand deposits                   8,028                                       3,170
Other liabilities                                        490                                         221
Shareholders' equity                                   7,504                                       7,842
                                                    --------                                    --------

    Total liabilities and shareholders'
    equity                                          $ 76,134                                    $ 35,164
                                                    ========                                    ========

Net interest income                                                 $  2,985                                  $ 1,325
                                                                    ========                                  =======

Net interest spread                                                                 3.22%                                     2.84%
                                                                                    ====                                      ====

Net interest margin                                                                 4.18%                                     4.13%
                                                                                    ----                                      ----

         The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (volume) or average rates for the periods shown.

                                            Rate               Volume               Mix                Change
                                            ----               ------               ---                ------
                                                                      (in thousands)
                                                                      --------------
Interest-bearing balances w/banks          $   --             $    (4)            $    --             $    (4)
Federal funds sold                             130                 (8)                 (2)                120
Securities                                       8                187                  22                 217
Loans, including fees                          109              3,429                 187               3,725
                                           -------------------------------------------------------------------
Total interest income                          247              3,604                 207               4,058
                                           -------------------------------------------------------------------
Interest bearing demand & MMDA                  56                222                  90                 368
Savings accounts                                --                  6                  (1)                  5
Time deposits <$100,000                         77              1,265                 224               1,566
Time deposits >$100,000                         72                347                  40                 459
                                           -------------------------------------------------------------------
Total interest expense                         205              1,840                 353               2,398
                                           -------------------------------------------------------------------
Net interest income                        $    42            $ 1,764             $  (146)            $ 1,660
                                           ===================================================================


         Noninterest income. Noninterest income increased by $120,000, to $170,000 in 2000 from $50,000 in 1999. The increases came in several areas. Service charges increased by $79,000 to $97,000 in 2000 and other service charges and fees increased by $39,000 to $62,000. These increases were largely the result in the growth in the number of accounts that we now service.

         Noninterest expense. Noninterest expense increased by 55%, or $1,362,000 to $3,854,000 in 2000 from $2,492,000 in 1999. The largest increase came in the salaries, wages and benefits category, which increased 68%, or $887,000 to $2,200,000 in 2000 from $1,313,000 in 1999. The salary increase was due to increases in professional staff and increases in salary rates. Professional fees increased largely due to growth in consulting and additional services. Other expenses increased $272,000 to $525,000 in 2000, from $253,000 in 1999. This increase was approximately proportional to the growth in the average volume of deposits and loans.

         Liquidity and Asset/Liability Management. The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity have been deposits, federal funds sold, loans which mature within one year, and advances from the Federal Home Loan Bank of Indianapolis ("FHLB"). Our larger deposit balances, which might be more likely to fluctuate in response to rate changes, are closely monitored. These deposits consist mainly of certificates of deposit over $100,000.

         Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position, to avoid wide swings in margins and to manage risk due to changes in interest rates.

         The following table shows the maturity and re-pricing distribution of the Corporation's interest-earning assets and interest- bearing liabilities as of December 31, 2000. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. For purposes of this table, an asset or liability is considered rate sensitive within a period when it matures or could be re-priced within such period, generally according to its contractual terms.


                                                             After Three     After One
                                                Within       Months but        Year           After
                                                Three        Within One     But Within         Five
Interest-earning assets:                        Months          Year        Five Years        Years          Total
                                              -----------    ------------   ------------    -----------    -----------
  Federal funds sold                          $    9,900               -              -              -     $     9,900
  Securities, at amortized cost                      500     $     3,485    $     1,017     $      103           5,105
  Loans                                           29,843           1,495         26,783          4,468          62,589
                                              -----------    ------------   ------------    -----------    -----------
    Total                                     $   40,243     $     4,980    $    27,800     $    4,571     $    77,594
                                              -----------    ------------   ------------    -----------    -----------

Interest-bearing liabilities:
  NOW and money market accounts               $   13,307               -              -              -     $   13,307
  Savings deposits                                 1,122               -              -              -          1,122
  Time deposits under $100,000                    12,363     $    15,432    $     4,774              -         32,569
  Time deposits $100,000 and over                  8,675           7,713          2,302              -         18,690
                                              -----------    ------------   ------------    -----------    -----------
    Total                                     $   35,467     $    23,145    $     7,076     $        -     $   65,688
                                              -----------    ------------   ------------    -----------    -----------

Rate sensitivity gap                          $    4,776     $   (18,165)   $    20,724     $    4,571     $   11,906
Cumulative rate sensitivity gap               $    4,776     $   (13,389)   $     7,335     $   11,906

Rate sensitivity gap ratio                          1.13             .22           3.92              -
Cumulative rate sensitivity gap ratio               1.13             .77           1.11           1.18


         The table above does not necessarily indicate the impact that general interest rate movements would have on our net interest margin, because the re-pricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as re-pricing within the same period may, in fact, re-price at different times and by different increments. At December 31, 2000, we are considered "liability sensitive" within the one-year window according to the preceding table. In a rising rate environment, we might not be able to increase rates on earning assets as fast as the increase in rates on interest bearing liabilities.

         We use various modeling techniques to measure sensitivity to changes in interest rates in addition to the schedule of maturities and re-pricing shown above. Our internal policy limits our exposure to a 100 basis point change in interest rates in one year, to 5% of net interest income. At December 31, based upon our calculations, we are within our policy guidelines. We also have policies limiting our exposure to changes in the economic value of equity, (often referred to as the "EVE" analysis) whereby its policy states that the change in the economic value of our equity shall be limited to 20% in an environment where there is a 100 basis point change in interest rates and 30% where there is a 200 basis point change in interest rates. At December 31, 2000 both Banks are well within these policy limits.


RISK FACTORS THAT MAY EFFECT FUTURE RESULTS

We have Experienced Significant Losses from Operations

         Lakeside and North Oakland have been operating since January 5, 1999 and to date have not been able to generate sufficient revenue to fund operations. Through December 31, 2000 and 1999, MCB has experienced operating losses of $840,000 and $1,832,000 or $1.09 and $2.66 per share respectively. As a result of start-up expenditures and the time it takes to develop a deposit base and loan portfolio, MCB cannot accurately predict the pace and extent of revenue growth. MCB expects to experience operating losses for the foreseeable future and there can be no assurance that MCB will ever operate profitably.

We are Exposed to a Cyclical Local Economy

         MCB's success and profitability is directly dependent on the success and profitability of the Banks. The operations of Lakeside and North Oakland are materially dependent upon, and sensitive, to the economy of their market areas in southeastern Michigan. Adverse economic developments can impact the collectability of loans and have a negative effect on earnings and financial condition. The economies of Macomb and Oakland County include many businesses that manufacture products for, or provide goods or services to, the automobile industry. No assurance can be made that future economic changes will not have a significant adverse effect on MCB.


We are Subject to Government Regulation and Monetary Policy

         MCB and the Banks have received all regulatory approvals and satisfied all conditions necessary to organize and establish the Banks. These conditions included, among other things, that: (i) beginning paid-in capital of North Oakland not be less than $4.6 million and beginning paid-in-capital of LCB not be less than $4.55 million; (ii) each Bank maintains a ratio of Tier 1 leverage capital to total assets for the first three years after commencing business of at least 8.0% and an adequate valuation reserve; (iii) each Bank has its financial statements audited by a public accountant for at least the first three years; (iv) each Bank file its Certificate of Paid in Capital and Surplus with the FIB; and (v) any changes in executive management of each Bank be submitted to the bank regulatory agencies in advance for their approval. Regulatory capital requirements imposed on the Banks may have the effect of constraining future growth, absent the infusion of additional capital. The Tier 1 capital to assets ratio at December 31, 2000 was 8.3% for Lakeside Community Bank and 8.9% for North Oakland Community Bank.

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

We are Dependent on the Experience and Expertise of our Current Management

         MCB and the Banks are dependent primarily upon the services of David A. McKinnon, the Chairman of the Board, Chief Executive Officer and President of the Company, Frank D. Blowers, Chief Executive Officer and President of Lakeside, Roy Klecha, Chief Executive Officer and President of North Oakland, Charlotte Cook, Chief Financial Officer of MCB, Kim Schauer, Secretary and Vice President of Administration of MCB and Gail L.M. DiFranco, Vice President - Operations of MCB. If the services of these individuals were to become unavailable to MCB or the Banks for any reason, or if MCB or the Banks were unable to hire highly qualified and experienced personnel either to replace Mr. McKinnon, Mr. Blowers, Mr. Klecha, Ms. Cook, Ms. DiFranco or Ms. Schauer to adequately staff for the anticipated growth, the operating results of MCB and the Banks could be adversely affected. Neither MCB nor the Banks have employment agreements with, or key man life insurance for, these or any other officers.

We Face Lending Risks and Lending Limits

         The risk of nonpayment of loans is inherent in commercial banking, and nonpayment, if it occurs, would likely have a material adverse effect on MCB's earnings and overall financial condition as well as the value of the Common Stock. Lakeside and North Oakland have a limited operating history and therefore our customers do not have a long established credit history with the Banks. Management attempts to minimize credit exposure by carefully monitoring the concentration of loans within specific industries and through prudent loan application and approval procedures, but there can be no assurance that such monitoring and procedures will reduce such lending risks. Credit losses can cause insolvency and failure of a financial institution, and in such event, shareholders could lose their entire investment. The general per customer lending limit of each Bank is approximately $900,000. Accordingly, the size of the loans which the Banks can offer to potential customers is less than the size of loans which most of the Banks' competitors with larger lending limits are able to offer. This limit initially may affect the ability of the Banks to seek relationships with the area's larger businesses. The Banks expect to accommodate loan volumes in excess of its lending limit through the sale of participations in such loans to other banks. However, there can be no assurance that the Banks will be successful in attracting or maintaining customers seeking larger loans or that the Banks will be able to engage in participations of such loans on terms favorable to the Banks.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT             EXHIBIT DESCRIPTION
NUMBER

    3.1*            Restated Articles of Incorporation of the Company.

    3.2*            Bylaws of the Company.

    4.1* See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.



    10.1*           Sublease between the Company and Rite Aid of Michigan, Inc.
                    for property located at 43850 Schoenherr, Sterling Heights, Michigan

    10.2* Assignment and Acceptance of Lessee's Interest with Lessor's Consent between the Company, First of America, national Association and North Hill Center, for property located at 1467 North Rochester Road, Rochester Hills, Michigan.

    10.3* Data Processing Agreement between Lakeside Community Bank and Rurbanc Data Services, Inc.

    10.4* Data Processing Agreement between North Oakland Community Bank and Rurbanc Data Services, Inc.

    10.5*           1998 Non-Employee Director Stock Option Plan

    10.6*           1998 Employee Incentive Stock Option Plan

    10.7 Lease Agreement between the Company and Nimrod Corp. for property located at 800 Pointe Tremble Road, St. Clair County, Michigan

    10.8 Amendment to Lease* between the Company and Rite Aid of Michigan for property located at 43850 Schoenherr, Sterling Heights, Michigan.

    11 Statement re: Computation of Per Share Earnings (filed herewith)


    22*             Subsidiaries of the Registrant



* Incorporated by Reference from the Registrant's Registration Statement on Form SB-2, Commission File Number 333-17317.


(b) Reports on Form 8-K

         MCB has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                     MICHIGAN COMMUNITY BANCORP LIMITED

                     By: /s/ David A. McKinnon
                            ------------------------------------------
                         David A. McKinnon, Chairman and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of MCB in the capacities indicated on March 30, 2001.

Signature                                        Capacity

/s/ David A. McKinnon
--------------------------        Chairman, Chief Executive Officer and Director
David A. McKinnon                 (Principal Executive and Operating Officer)

/s/ Charlotte Cook
--------------------------        Chief Financial Officer
Charlotte Cook                    (Principal Accounting Officer)

/s/ Paul E. Baltzer
--------------------------        Director
Paul E. Baltzer

/s/ Frank D. Blowers
--------------------------        Director
Frank D. Blowers

/s/ Anthony J. Ferlito
--------------------------        Director
Anthony J. Ferlito

/s/ Phillip T.  Hernandez
--------------------------        Director
Phillip T.  Hernandez

/s/ Joseph S. Lentine
--------------------------        Director
Joseph S. Lentine

/s/ John W. Melstrom
--------------------------        Director
John W. Melstrom

/s/ Robert R. Peleman
--------------------------        Director
Robert R. Peleman


--------------------------        Director
Russell M. Shelton

/s/ David F. Shellenbarger
--------------------------        Director
David F. Shellenbarger

/s/ William Sumner
--------------------------        Director
William Sumner

                               MICHIGAN COMMUNITY
                                BANCORP LIMITED

                       ----------------------------------

                         CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2000

































                                                              PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                                                        CONTENTS

REPORT LETTER                                                              1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet                                                         2

     Statement of Changes in Stockholders' Equity                          3

     Statement of Operations                                               4

     Statement of Cash Flows                                               5

     Notes to Consolidated Financial Statements                           6-24






























                                                              PLANTE & MORAN LLP

                          Independent Auditor's Report



To the Board of Directors
Michigan Community Bancorp Limited


We have audited the consolidated balance sheet of Michigan Community Bancorp Limited and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for the years ended December 31, 2000 and 1999, and the period from January 28, 1998 (inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Community Bancorp Limited and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and cash flows for the years ended December 31, 2000 and 1999, and the period from January 28, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.






Auburn Hills, Michigan
February 22, 2001

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                                      CONSOLIDATED BALANCE SHEET
                                           (000S OMITTED, EXCEPT PER SHARE DATA)


                                                                          December 31
                                                                          -----------
                                                                              2000        1999
                                                                          -----------   --------

                                            ASSETS

Cash and due from banks (Note 11)                                           $  4,318    $  2,078
Federal funds sold                                                             9,900       6,550
                                                                            --------    --------
           Total cash and cash equivalents                                    14,218       8,628

Securities available for sale (Note 3)                                         5,002       2,974
Federal Home Loan Bank stock - At cost                                           103         103

Loans (Note 4)                                                                62,589      46,627
Less reserve for possible loan losses (Note 4)                                   835         715
                                                                            --------    --------
           Net loans                                                          61,754      45,912

Premises and equipment (Note 5)                                                1,457       1,596
Interest receivable and other assets                                             709         552
                                                                            --------    --------
           Total assets                                                     $ 83,243    $ 59,765
                                                                            ========    ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits (Note 6):
     Noninterest-bearing                                                    $  9,317    $  5,237
     Interest-bearing                                                         65,788      46,400
                                                                            --------    --------
           Total deposits                                                     75,105      51,637

  Interest payable and other liabilities                                         708         340
                                                                            --------    --------
           Total liabilities                                                  75,813      51,977

STOCKHOLDERS' EQUITY (Note 13)
  Preferred stock, no par value, 1,000,000 shares authorized, none issued          -           -
  Common stock - $5 par value (Note 8):
     Authorized - 9,000,000 shares
     Issued and outstanding - 815,043 shares and 756,000 shares at
     December 31, 2000 and 1999, respectively                                  4,075       3,780
  Capital surplus                                                              6,565       6,410
  Accumulated deficit                                                         (3,232)     (2,392)
  Accumulated other comprehensive income (loss)                                   22         (10)
                                                                            --------    --------
           Total stockholders' equity                                          7,430       7,788
                                                                            --------    --------
           Total liabilities and stockholders' equity                       $ 83,243    $ 59,765
                                                                            ========    ========


See Notes to Consolidated Financial         2
 Statements.                                                  PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                            CONSOLIDATED STATEMENT OF CHANGES IN
                                                            STOCKHOLDERS' EQUITY
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                                   Accumulated
                                                                                                      Other               Total
                                                Common           Capital           Accumulated    Comprehensive       Stockholders'
                                                Stock            Surplus             Deficit       (Loss) Gain           Equity
                                                -----            -------             -------       -----------           ------
BALANCE - January 28, 1998 (inception)        $     -            $     -             $     -           $  -             $     -

Public stock offering                           3,325              6,102                   -              -               9,427

Cost of stock offering                              -               (222)                  -              -                (222)

Comprehensive loss - Net loss                       -                  -                (560)             -                (560)
                                              -------            -------             -------           ----             -------
BALANCE - December 31, 1998                     3,325              5,880                (560)             -               8,645

Private placement of stock (Note 8)               455                546                   -              -               1,001

Cost of private placement                           -                (16)                  -              -                 (16)

Comprehensive loss:
  Net loss                                          -                  -              (1,832)             -              (1,832)
  Change in unrealized loss on
     securities available for sale - Net of
     tax effect                                     -                  -                   -            (10)                (10)
                                                                                                                        -------
            Total comprehensive loss                                                                                     (1,842)
                                              -------            -------             -------           ----             -------
BALANCE - December 31, 1999                     3,780              6,410              (2,392)           (10)              7,788

Issuance of stock (59,043 shares)                 295                155                   -              -                 450
Comprehensive loss:
  Net loss                                          -                  -                (840)             -                (840)
  Change in unrealized gain on
     securities available for sale                  -                  -                   -             32                  32
                                                                                                                         ------

            Total comprehensive loss                                                                                       (808)
                                              -------            -------             -------           ----             -------
BALANCE - December 31, 2000                   $ 4,075            $ 6,565             $(3,232)          $ 22             $ 7,430
                                              =======            =======             =======           ====             =======


See Notes to Consolidated Financial           3
 Statements.                                                  PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                                               Period from
                                                                                                             January 28, 1998
                                                                                                               (Inception)
                                                                       Year Ended          Year Ended            through
                                                                       December 31,        December 31,        December 31,
                                                                           2000                1999                1998
                                                                       ------------        ------------        ------------
INTEREST INCOME
    Interest and fees on loans                                           $ 5,717             $ 1,992             $     -
    Interest-bearing deposits with other banks                                 -                   -                  27
    Interest on investment securities                                        288                  75                   -
    Interest on federal funds sold                                           597                 477                   -
                                                                         -------             -------             -------
          Total interest income                                            6,602               2,544                  27
INTEREST EXPENSE
    Interest on deposits                                                   3,617               1,219                   -
    Interest on borrowed funds                                                 -                   -                  16
                                                                         -------             -------             -------
          Total interest expense                                           3,617               1,219                  16
                                                                         -------             -------             -------
NET INTEREST INCOME                                                        2,985               1,325                  11
PROVISION FOR POSSIBLE LOAN LOSSES (Note 4)                                  141                 715                   -
                                                                         -------             -------             -------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES               2,844                 610                  11
OTHER INCOME
    Service charges on deposits                                               97                  18                   -
    Loss on sale of securities                                                 -                 (12)                  -
    Other service charges and fees                                            62                  23                   -
    Other                                                                     11                  21                   -
                                                                         -------             -------             -------
          Total other income                                                 170                  50                   -
OTHER EXPENSES
    Salaries and employee benefits                                         2,200               1,313                 270
    Occupancy expense                                                        356                 437                  45
    Equipment expense                                                        291                 119                  14
    Advertising                                                               88                  99                   6
    Organizational expenses                                                    -                   -                 153
    Professional fees                                                        394                 165                   -
    Contract labor                                                             -                   -                  18
    Office expense                                                             -                 106                   -
    Other                                                                    525                 253                  65
                                                                         =======             =======             =======
          Total other expenses                                             3,854               2,492                 571
                                                                         -------             -------             -------
LOSS - Before federal income tax                                            (840)             (1,832)               (560)
PROVISION FOR FEDERAL INCOME TAX (Note 7)                                      -                   -                   -
                                                                         -------             -------             -------
NET LOSS                                                                 $  (840)            $(1,832)            $  (560)
                                                                         =======             =======             =======
NET LOSS PER COMMON SHARE - Basic and fully diluted (Note 14)            $ (1.09)            $ (2.66)            $(10.16)
                                                                         =======             =======             =======

See Notes to Consolidated Financial          4
 Statements.                                                  PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  (000S OMITTED)



                                                                                                                   Period from
                                                                                                                    January 28,
                                                                                                                      1998
                                                                                                                   (Inception)
                                                                                Year Ended        Year Ended         through
                                                                               December 31,      December 31,      December 31,
                                                                                  2000               1999             1998
                                                                               ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $   (840)         $ (1,832)         $   (560)
   Adjustments to reconcile net loss to net cash from operating activities:
            Depreciation and amortization                                            266               220                10
             Loss on sale of securities                                                -                12                 -
             Provision for loan losses                                               141               715                 -
             Net amortization and accretion of securities                            (14)               (3)                -
             Increase in accrued interest receivable and other assets               (157)             (262)             (290)
             Increase in accrued interest payable and other liabilities              368                22               117
                                                                                --------          --------          --------
                   Net cash used in operating activities                            (236)           (1,128)             (723)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale                       1,500                 -                 -
   Proceeds from sales of securities available for sale                                -             1,980                 -
   Purchase of securities available for sale                                      (3,482)           (4,973)                -
   Purchase of other securities                                                        -              (103)                -
   Net increase in loans                                                         (15,983)          (46,627)                -
   Premises and equipment expenditures                                              (127)           (1,049)             (576)
                                                                                --------          --------          --------
                   Net cash used in investing activities                         (18,092)          (50,772)             (576)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in noninterest-bearing deposit accounts                            4,080             5,237                 -
   Net increase in interest-bearing deposit accounts                              19,388            46,400                 -
   Proceeds from issuance of stock                                                   450               985             9,205
                                                                                --------          --------          --------
                   Net cash provided by financing activities                      23,918            52,622             9,205
                                                                                --------          --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          5,590               722             7,906
CASH AND CASH EQUIVALENTS - Beginning of year                                      8,628             7,906                 -
                                                                                --------          --------          --------
CASH AND CASH EQUIVALENTS - End of year                                         $ 14,218          $  8,628          $  7,906
                                                                                ========          ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                       $  3,346          $    921          $     16
   Significant noncash investing and financing activities -
      Liability incurred for acquisition of premises and equipment                     -                 -               201


See Notes to Consolidated Financial           5
 Statements.                                                  PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Michigan Community Bancorp Limited (the "Corporation") and its wholly owned subsidiaries, Lakeside Community Bank and North Oakland Community Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The tabular presentations omit 000s.

         NATURE OF OPERATIONS - Michigan Community Bancorp Limited was incorporated on January 28, 1998 as a bank holding company to establish and operate two new banks, Lakeside Community Bank (LCB) in Sterling Heights, Michigan and North Oakland Community Bank (NOCB) in Rochester Hills, Michigan. In December 1998, the Corporation completed an initial public offering for the sale of 665,000 shares of common stock, raising $9.2 million, net of offering costs. LCB and NOCB were opened in January 1999. The banks operate and serve customers in Oakland and Macomb counties in the state of Michigan. The banks are engaged in the business of general commercial and retail banking. The banks offer a variety of deposit products including checking accounts, saving accounts and time deposits. The banks conduct lending activities in the residential and commercial mortgage markets, in the general commercial market, and in the consumer installment marketplace.

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

         SECURITIES - Securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as "available for sale" and recorded at market value. Any decision to sell a security available for sale will be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Cost is adjusted for accretion of discounts to maturity and amortization of premiums to the earlier of maturity or call date. Unrealized gains and losses for available-for-sale securities are excluded from earnings and recorded, net of tax, as a component of comprehensive income in stockholders' equity.















                                6                            PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


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

         PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is primarily computed using the straight-line method. Building improvements and furniture and equipment are amortized over their estimated useful lives.

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




















                                      7                      PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


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

         OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The only item included in "accumulated other comprehensive income" at December 31, 2000, 1999, and 1998 is the net unrealized gains and losses on available-for-sale securities.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as a part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for the year 2001. The Corporation is currently evaluating the impact of SFAS 133; at present, the Corporation does not believe implementation will have a material effect on its consolidated financial position or results of operations.

         RECLASSIFICATION - Certain items in the prior year amounts have been reclassified to conform with the current year presentation.




























                                  8                           PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY)

         The condensed financial information that follows presents the financial condition of the parent corporation only, along with the results of its operations and its cash flows. The parent corporation has recorded its investment in the subsidiary at cost plus its share of the undistributed earnings of the subsidiary since it was acquired. The parent corporation recognizes dividends from the subsidiaries as revenue and undistributed earnings of the subsidiaries as other income. The parent corporation financial information should be read in conjunction with the Corporation's consolidated financial statements.

                                  BALANCE SHEET
                     (000S OMITTED, EXCEPT PER SHARE DATA)

                                                                                December 31
                                                                                -----------
                                                                                   2000             1999
                                                                                -----------       -------
                                              ASSETS

         Cash and due from banks                                                 $    193         $   348
         Investment in subsidiary                                                   7,162           7,357
         Premises and equipment                                                        86             104
         Other assets                                                                  64               6
                                                                                 --------         -------
                Total assets                                                     $  7,505         $ 7,815
                                                                                 ========         =======

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES - Interest payable and other liabilities                    $     75         $    27

         STOCKHOLDERS' EQUITY
            Common stock - $5 par value                                             4,075           3,780
            Capital surplus                                                         6,565           6,410
            Accumulated deficit                                                    (3,232)         (2,392)
            Accumulated other comprehensive loss                                       22             (10)
                                                                                 --------         -------
                Total stockholders' equity                                          7,430           7,788
                                                                                 --------         -------
                Total liabilities and stockholders' equity                       $  7,505         $ 7,815
                                                                                 ========         =======

                                  9                           PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY)
        (CONTINUED)
                             STATEMENT OF OPERATIONS
                                 (000S OMITTED)

                                                         Year Ended December 31
                                                     ------------------------------
                                                       2000      1999       1998
                                                     -------    -------    --------
INTEREST INCOME                                      $    12    $     9    $    27

INTEREST EXPENSE                                           -          -         16
                                                     -------    -------    -------

NET INTEREST INCOME                                       12          9         11

OTHER INCOME
    Management fees                                      636        660          -
    Data processing fees                                   -         96          -
    Other                                                  -          4          -
                                                     -------    -------    -------

                Total other income                       636        760          -

OTHER OPERATING EXPENSES
    Salaries and employee benefits                       782        434        270
    Premises and equipment                               175        185         59
    Professional fees                                    192         77          -
    Organizational expenses                                -          -        153
    Contract labor                                         -          -         18
    Business development expenses                         44         25          -
    Supplies                                              13         15          -
    Outside processing charges                            13          5          -
    Telephone and communications expenses                 10         12          -
    Insurance                                              8          6          -
    Advertising                                            7         12          6
    Other                                                 18         46         65
                                                     -------    -------    -------
                Total other operating expenses         1,262        817        571
                                                     -------    -------    -------
LOSS - Before equity in losses of subsidiary
    banks and federal taxes                             (614)       (48)      (560)

PROVISION FOR FEDERAL INCOME TAXES                         -          -          -
                                                     -------    -------    -------
LOSS - Before equity in losses of subsidiary banks      (614)       (48)      (560)

EQUITY IN LOSSES OF SUBSIDIARY BANKS                    (226)    (1,784)         -
                                                     -------    -------    -------
NET LOSS                                             $  (840)   $(1,832)   $  (560)
                                                     =======    =======    =======


                                  10                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY)
        (CONTINUED)

                            STATEMENT OF CASH FLOWS
                                 (000S OMITTED)

                                                            Year Ended December 31
                                                        ------------------------------
                                                          2000       1999       1998
                                                        -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $  (840)   $(1,832)   $  (560)
  Adjustments to reconcile net loss to net
       cash from operating activities:
            Undistributed earnings of subsidiary            226      1,784          -
            Depreciation                                     33          1         10
            (Increase) decrease in other assets             (58)       284       (290)
            Increase (decrease) in other liabilities         48       (291)       117
                                                        -------    -------    -------
                Net cash used in operating activities      (591)       (54)      (723)

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to premises and equipment                       (14)       (44)      (576)
  Investment in subsidiary                                    -     (8,445)         -
                                                        -------    -------    -------
                Net cash used in investing activities       (14)    (8,489)      (576)

CASH FLOWS FROM FINANCING ACTIVITIES - Issuance of
  common stock                                              450        985      9,205
                                                        -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (155)    (7,558)     7,906

CASH AND CASH EQUIVALENTS - Beginning of year               348      7,906          -
                                                        -------    -------    -------
CASH AND CASH EQUIVALENTS - End of year                 $   193    $   348    $ 7,906
                                                        =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Noncash investing activities - Net fixed assets
  transferred to subsidiary                               $   -    $   706       $  -
                                                        =======    =======    =======


                                  11                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 3 - SECURITIES

         The amortized cost and estimated market value of securities available for sale are as follows (000s omitted):

                                                                        2000
                                              -----------------------------------------------------------
                                                             Gross            Gross
                                              Amortized    Unrealized       Unrealized        Estimated
                                                Cost         Gains           Losses          Market Value
                                              ---------    ----------       ----------       ------------
        U.S. Treasury securities and
             obligations of U.S. government
             corporations and agencies        $ 4,980       $    22           $   -           $ 5,002
                                              =======       =======           =====           =======

                                                                      1999
                                              -----------------------------------------------------------
                                                              Gross         Gross
                                              Amortized     Unrealized    Unrealized        Estimated
                                                Cost          Gains         Losses         Market Value
                                              ---------     ----------    ----------       -------------
        U.S. Treasury securities and
             obligations of U.S. government
             corporations and agencies        $ 2,984         $   -        $   (10)          $ 2,974
                                              =======         =====        =======           =======




         The amortized cost and estimated market value of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

                                                           Amortized       Estimated
                                                              Cost       Market Value
                                                           ---------     ------------
        Due in one year or less                            $   3,977       $  3,986
        Due after one year through five years                  1,003          1,016
        Due after five years through ten years                     -              -
        Due after ten years                                        -              -
                                                           ---------       --------
                Total                                      $   4,980       $  5,002
                                                           =========       ========

         At December 31, 2000 and 1999, U.S. government agency securities carried at $3,509,000 and $1,983,000, respectively, with an amortized cost value of $3,494,000 and $1,983,000, respectively, were pledged to secure the right to participate in the overnight Federal Funds market and for lines of credit at the Federal Home Loan Bank of Indianapolis.


                                  12                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998



NOTE 3 - SECURITIES (CONTINUED)

         Other than securities of the U.S. government agency, there were no investment securities of any one issuer aggregating 10 percent of consolidated stockholders' equity at December 31, 2000.

NOTE 4 - LOANS

         Major classifications of loans are summarized as follows (000s omitted):

                                                                2000             1999
                                                            ------------      ---------
        Commercial                                          $     49,238      $  38,763
        Real estate mortgage                                       4,998          3,564
        Residential construction                                   1,108              -
        Lease                                                        281            156
        Installment                                                6,964          4,144
                                                            ------------      ---------
                Total loans                                       62,589         46,627

        Less reserve for possible loan losses                        835            715
                                                            ------------      ---------
                Net loans                                   $     61,754      $  45,912
                                                            ============      =========

         At December 31, 2000 and 1999, approximately $3,469,000 and $2,857,000, respectively, of loans were outstanding to officers, bank directors, principal stockholders, and their associated companies. In 2000, additions and reductions were $2,679,000 and $2,067,000, respectively. In the opinion of management, such loans were made on the same terms and conditions as those to other borrowers and did not involve more than the normal risk of collectibility.

         Approximately 14 percent of the banks' loan portfolio is extended to businesses in the building development and construction industries. Additionally, approximately 24 percent of the banks' portfolio is extended to nonresidential building operators.











                                  13                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998

NOTE 4 - LOANS (CONTINUED)

         Transactions in the reserve for possible loan losses were as follows (000s omitted):

                                                         2000           1999         1998
                                                       ---------       ------      -------
        BALANCE - Beginning of year                    $     715       $    -      $     -
        Provision charged to operations                      141          715            -
        Loans charged off                                    (25)           -            -
        Recoveries                                             4            -            -
                                                       ---------       ------      -------
        BALANCE - End of year                          $     835       $  715      $     -
                                                       =========       ======      =======
        Reserve as a percentage of total loans              1.33%        1.53%           -%
                                                       =========       ======      =======



NOTE 5 - PREMISES AND EQUIPMENT

         Bank premises and equipment at December 31, 2000 and 1999 consisted of the following (000s omitted):

                                                           2000              1999
                                                         -------         ----------
         Leasehold improvements                          $   887         $      874
         Furniture and equipment                           1,066                952
                                                         -------         ----------
                 Total premises and equipment              1,953              1,826
         Less accumulated depreciation                       496                230
                                                         -------         ----------
                 Net carrying amount                     $ 1,457         $    1,596
                                                         =======         ==========


                                  14                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 6 - DEPOSITS

         The following is a summary of the interest-bearing deposits at December 31, 2000 and 1999 (000s omitted):

                                                       2000            1999
                                                  -----------       ----------
         NOW accounts                             $     2,115       $    1,689
         Savings                                        1,222              865
         Money market deposit accounts                 11,192            4,443
         Time:
                $100,000 and over                      18,690           14,153
                Under $100,000                         32,569           25,250
                                                  -----------       ----------
                        Total                     $    65,788       $   46,400
                                                  ===========       ==========



         The maturities of time deposits outstanding at December 31, 2000 are as follows (000s omitted):

                                                    $100,000             Under
                                                    and Over           $100,000
                                                  -----------         ----------
         2001                                     $    16,389         $   27,795
         2002                                           1,901              2,236
         2003                                             100              1,684
         2004                                               -                272
         2005                                     $       300         $      582
                                                  -----------         ----------
               Total                              $    18,690         $   32,569
                                                  ===========         ==========

         Interest expense related to certificates of deposit in denominations in excess of $100,000 was approximately $1,082,000 and $435,000 for the years ended December 31, 2000 and 1999, respectively, which is included in interest on deposits in the accompanying consolidated statement of operations.









                                  15                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 7 - INCOME TAXES

         No tax benefit has been provided for the future benefit of deferred tax assets. The Corporation does not have a history of earnings and, accordingly, a valuation allowance has been recognized for the full amount of the net deferred tax asset.

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The sources of such temporary differences and the resulting net deferred tax expense for the year ended December 31, 2000 and 1999 and the period from January 28, 1998 (inception) through December 31, 1998 are as follows (000s omitted):

                                                                              2000        1999          1998
                                                                            --------      -----      --------
         Preopening and organizational expenses                             $     18      $  84      $   (145)
         Net operating loss                                                     (268)      (445)          (51)
         Bad debts                                                               (23)      (243)            -
         Depreciation                                                             (3)       (16)            6
         Accretion of securities                                                   4          1             -
         Unrealized gain (loss) on available-for-sale securities                  10         (3)            -
         Increase in valuation allowance                                         262        622           190
                                                                            --------      -----      --------
                Net deferred tax expense                                    $      -      $   -      $      -
                                                                            ========      =====      ========


         The temporary differences and carryforwards that comprise deferred tax assets and liabilities at December 31, 2000, 1999, and 1998 are as follows (000s omitted):


                                                                             2000        1999         1998
                                                                           --------     -------      ------
         Deferred tax assets:
            Preopening and organizational expenses                         $     43     $    61      $  145
            Net operating loss carryforward                                     764         496          51
            Bad debts                                                           266         243           -
            Depreciation                                                         13          10           -
            Unrealized loss on available-for-sale securities                      -           3           -
                                                                           --------     -------      ------
                Total deferred tax asset                                      1,086         813         196

         Valuation allowance                                                 (1,074)       (812)       (190)
         Deferred tax liabilities:

            Depreciation                                                          -           -          (6)
            Accretion of securities                                              (5)         (1)          -
            Unrealized gain on available-for-sale securities                     (7)          -           -
                                                                           --------     -------      ------
                Net deferred tax asset                                     $      -     $     -      $    -
                                                                           ========     =======      ======





                                  16                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 8 - COMMON STOCK

         On October 1, 1999, the Corporation sold 91,000 common stock units at a price of $11 per unit. Each unit consists of one share of the Corporation's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one and one half shares of common stock at $11 per share, subject to adjustment in certain circumstances, for a period of 36 months, at which time the warrants expire. The warrants outstanding at December 31, 2000 entitle the holders to purchase 136,500 shares of the Corporation's common stock. The warrants may be immediately separated from the common stock. The warrants are redeemable by the Corporation at five cents per warrant upon 30 days' notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $15 per share for a period of 20 consecutive trading days.

         The units constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

NOTE 9 - STOCK-BASED COMPENSATION

         The Corporation has two stock-based compensation plans. Under the 1998 Employee Stock Compensation Plan (the "Employee Plan"), the Corporation can grant options to key employees for up to 29,000 shares of common stock. Under the 1998 Nonemployee Director Plan (the "Nonemployee Plan"), the Corporation can grant options for up to 73,000 shares of common stock. Options granted under the Nonemployee Plan totaled 26,664 during the year ended December 31, 1998. There were 14,667 stock options granted under the Employee Plan during 1998. No options were granted under either plan in 1999. Under both plans, there is a minimum vesting period of between one to three years before the options can be exercised, and all options expire 10 years after the date of their grant. Under both plans, the exercise price of each option equals the market price of the Corporation's common stock on the date of the grant. These options vested as follows: 70 percent on the effective date of the stock offering, 15 percent on the first anniversary of the stock offering, 5 percent on the second anniversary and 10 percent on the third anniversary. On April 4, 2000, the options granted in 1998 were cancelled.

         On November 6, 2000, the Corporation issued options under the Employee and Nonemployee Plans of 16,067 and 59,255, respectively. In addition, the vesting terms were slightly modified to 75 percent at the date of grant, 15 percent on the first anniversary of the date of grant and 5 percent on both the second and third anniversaries of the date of grant. An additional 1,200 options were issued on December 31, 2000 under the Employee Plan.



                                  17                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 9 - STOCK-BASED COMPENSATION (CONTINUED)

         The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, but applies APB 25 and related interpretations in accounting for its plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following presents the weighted average fair value of options granted and the assumptions used to estimate those fair values:

                                                             2000     1999        1998
                                                            ------    -----     --------
         Weighted average fair value of options granted     $ 4.55   $    -     $   4.00
         Assumptions:
              Dividend yield                                  None                  None
              Expected average life (years)                      5                     5
              Volatility                                     78.86%                10.03%
              Risk-free interest rate                         6.00%                 6.00%


         If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net loss per share on a pro forma basis would have been as follows (000s omitted, except per share data):

                                                2000                  1999                   1998
                                        --------------------  ---------------------  --------------------
                                           As                    As                     As
                                        Reported   Pro Forma  Reported    Pro Forma  Reported   Pro Forma
                                        --------   ---------  --------    ---------  --------   ---------
         Net loss                       $  (840)   $   (958)  $  (1,832)  $ (1,857)  $  (560)   $  (675)
         Net loss per common share        (1.09)      (1.18)      (2.66)     (2.70)   (10.16)    (12.22)


         The following table summarizes stock transactions for both plans and the related average exercise price for the period from January 28, 1998 (inception) through December 31, 2000:


                                                     2000                  1999                  1998
                                              ----------------------  --------------------  --------------------
                                                            Weighted              Weighted              Weighted
                                                             Average              Average               Average
                                              Number of     Exercise  Number of   Exercise  Number of   Exercise
                                                Shares        Price    Shares      Price     Shares       Price
                                              ---------     --------  ---------   --------  ----------  --------
         Options outstanding - Beginning
                of period                       41,331      $  15.00   41,331     $  15.00        -      $     -
         Options granted                        76,552          6.73        -            -   41,331        15.00
         Options exercised                           -             -        -            -        -            -
         Options expired                             -             -        -            -        -            -
         Options cancelled                     (41,331)       (15.00)       -            -        -            -
                                              ---------     --------  -------     --------  -------     --------

         Options outstanding - End of period    76,552      $   6.73   41,331     $  15.00   41,331      $ 15.00
                                              =========     ========  =======     ========  =======     ========



                                  18                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998

NOTE 9 - STOCK-BASED COMPENSATION (CONTINUED)

         The following table shows summary information about fixed stock options outstanding at December 31, 2000:

                                               Stock Options Outstanding                  Excercisable
                              ------------------------------------------------------    --------------------
                                                              Weighted      Weighted                Weighted
                               Range of                        Average       Average                Average
                               Exercise         Number        Remaining     Exercise      Number    Exercise
                                Prices         of Shares  Contractual Life    Price     of Shares    Price
                              -----------      ---------  ----------------  --------    ---------   ---------
        Employee Plan         $ 5.63-6.75        17,267      9.85 years      $ 6.67       12,950     $ 6.75
        Nonemployee Plan             6.75        59,255      9.85 years        6.75       44,441       6.75

NOTE 10 - OPERATING LEASES

         The Corporation has entered into an assignment of a lease for a building to be utilized for NOCB's branch operations. The assignment required the prepayment of the lease totaling $250,000 and an ongoing monthly rental payment of $600. The prepayment of the rent will be expensed over the lease assignment term that expires on December 31, 2004.

         The Corporation has a lease for a building that is utilized for LCB's branch operations and the Corporation's headquarters. Effective August 4, 2000, the Corporation leased additional space adjacent to the existing facility. Accordingly, the amended lease requires an $11,080 monthly payment. The lease expires August 1, 2008.

         The Corporation has entered into a lease for a building to be utilized for future expansion. During the first five-year period, the lease requires a monthly payment of $3,750. The last five-year period of the lease requires a monthly payment of $4,125.
















                                  19                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998

NOTE 10 - OPERATING LEASES (CONTINUED)

         The annual future minimum lease payments required under these noncancelable operating leases as of December 31, 2000 are as follows:

         2001                                $       185,160
         2002                                        185,160
         2003                                        185,160
         2004                                        185,160
         2005                                        176,335
         Thereafter                                  586,855
                                             ---------------
                Total                        $     1,503,830
                                             ===============

         Total rent expense for 2000, 1999, and 1998 was approximately $134,000, $93,000, and $24,000, respectively.

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

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                     2000                       1999
                                                  ----------                   --------
                                                   Carrying      Estimated     Carrying      Estimated
                                                    Amount       Fair Value     Amount       Fair Value
                                                  ---------      ----------    --------      ----------
         Assets:
           Cash and cash equivalents              $   14,218     $   14,218    $ 8,628       $     8,628
           Securities                                  5,105          5,105      3,077             3,077
           Loans                                      61,754         61,207     45,912            45,844
                Accrued interest receivable              447            447        318               318

         Liabilities - Deposits:
           Interest-bearing                           65,788         66,005     46,400            46,327
           Noninterest-bearing                         9,317          9,317      5,237             5,237
           Accrued interest payable                      556            556        285               285




                                  20                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998

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

         LOANS - For variable rate loans that reprice frequently, fair values are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

         OFF-BALANCE-SHEET INSTRUMENTS - The fair values of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, are not considered material.

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

         LIMITATIONS - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time entire holdings of a particular financial instrument. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments, current economic conditions, risk characteristics, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.








                                  21                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

         OFF-BALANCE-SHEET RISK - The Corporation, in the normal course of business, to meet the financing needs of its customers, and to reduce its own exposure to fluctuations in interest rates, is party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheet.

         Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Fees from issuing these commitments to extend credit are recognized over the period to maturity. Since a portion of the commitments is expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer.

         Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the notional contract amount of those items. The Corporation generally requires collateral to support such financial instruments in excess of the notional contract amount of those instruments.

         The Corporation had outstanding loan origination commitments aggregating approximately $66,766,00 and $42,641,000 at December 31, 2000 and 1999, respectively, on which loans of $48,285,000 and $34,277,000, respectively, were outstanding at year end and included in the Corporation's consolidated balance sheet.

NOTE 13 - REGULATORY MATTERS

         The banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the banks' financial statements. As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the banks as well-capitalized. There are no conditions or events since that notification that management believes have changed the banks' capital category.




                                  22                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 13 - REGULATORY MATTERS (CONTINUED)

          Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios, which are shown in the table below:

                                                                To be Adequately
                                                   Actual          Capitalized     To be Well-capitalized
                                              ---------------   ------------------ -----------------------
                                              Amount    Ratio    Amount      Ratio    Amount      Ratio
                                              ------    -----   -------      -----    ------    ----------
AS OF DECEMBER 31, 2000
  Total risk-based capital
     (to risk-weighted assets):
     Consolidated                             $8,243     12.2%    $5,422      8.0%    $6,778     10.0%
     Lakeside Community Bank                  $4,106     11.4%    $2,873      8.0%    $3,592     10.0%
     North Oakland Bank                       $3,869     12.2%    $2,541      8.0%    $3,177     10.0%
  Tier I capital (to risk-weighted assets):
     Consolidated                             $7,408     10.9%    $2,711      4.0%    $4,067      6.0%
     Lakeside Community Bank                  $3,663     10.2%    $1,437      4.0%    $2,155      6.0%
     North Oakland Bank                       $3,477     10.9%    $1,271      4.0%    $1,906      6.0%
  Tier I capital (to average assets):
     Consolidated                             $7,408      9.7%    $3,045      4.0%    $3,807      5.0%
     Lakeside Community Bank                  $3,633      8.9%    $1,654      4.0%    $2,068      5.0%
     North Oakland Bank                       $3,477     10.0%    $1,387      4.0%    $1,734      5.0%


AS OF DECEMBER 31, 1999
  Total risk-based capital
     (to risk-weighted assets):
     Consolidated                             $8,513     16.9%    $4,023      8.0%    $5,029     10.0%
     Lakeside Community Bank                  $4,066     15.5%    $2,101      8.0%    $2,626     10.0%
     North Oakland Bank                       $4,015     16.8%    $  321      8.0%    $2,394     10.0%
  Tier I capital:
     Consolidated                             $7,798     15.5%    $2,011      4.0%    $3,017      6.0%
     Lakeside Community Bank                  $3,686     14.0%    $1,051      4.0%    $1,576      6.0%
     North Oakland Bank                       $3,680     15.4%    $  958      4.0%    $1,437      6.0%
  Tier I capital (to average assets):
     Consolidated                             $7,798     22.2%    $1,407      4.0%    $1,758      5.0%
     Lakeside Community Bank                  $3,686     19.5%    $  756      4.0%    $  946      5.0%
     North Oakland Bank                       $3,680     22.1%    $  665      4.0%    $  832      5.0%




                                  23                          PLANTE & MORAN LLP

MICHIGAN COMMUNITY BANCORP LIMITED
================================================================================
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2000, 1999, AND 1998


NOTE 14 - EARNINGS (LOSS) PER SHARE

          Earnings (loss) per share is calculated in accordance with SFAS No.
          128. Accordingly, for basic earnings per share, the weighted average number of shares outstanding is based on the actual number of shares issued and outstanding during the period. For fully diluted earnings per share, the dilutive potential common shares from the Corporation's stock option plan and the warrants issued would be added to the weighted average shares using the treasury stock method. However, those potential shares have not been included in 2000, 1999, or 1998 because the effect would be antidilutive.

          For the period from January 28, 1998 (inception) through the Company's initial public offering on December 3, 1998, there was one share of stock outstanding. As a result, the weighted average calculation that includes the nonpublic time period when only one share was outstanding is significantly lower, resulting in a significantly higher per share effect than will occur in future years.


























                                  24                          PLANTE & MORAN LLP