Form 10QSB
period 2001-03-31
MICHIGAN COMMUNITY BANCORP LTD
filed 2001-05-15
CIK 1068901

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

                                       OR

{ } QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ____________________

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

                              Yes    X    No
                                  -------    -----
As of March 31, 2001, the Registrant had 830,717 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                              Yes         No   X
                                  -------    -----

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

In November 2000, the Company sold 25,000 shares of common stock, in a private offering, at a price of $10.00 per share.

In February 2001, the Company sold 15,674 shares of common stock, in a private offering, at a price of $6.38 per share.

         MICHIGAN COMMUNITY BANCORP LIMITED - CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                    March 31        December 31
                                                                      2001             2000
                                                                    --------        -----------
                              ASSETS
Cash and due from banks                                             $  5,797         $  4,282
Interest-bearing deposits in other banks                                  56               36
Federal funds sold                                                     7,200            9,900
                                                                    --------         --------

  Cash and cash equivalents                                           13,053           14,218

Securities available for sale, at fair value                           5,552            5,002
Federal Home Loan Bank stock, at cost                                    103              103

Loans                                                                 63,452           62,589
  Less:  allowance for loan losses                                       844              835
                                                                    --------         --------

    Net loans                                                         62,608           61,754

Premises and equipment, net                                            1,404            1,457
Interest receivable and other assets                                     687              709
                                                                    --------         --------

    Total Assets                                                    $ 83,407         $ 83,243
                                                                    ========         ========

                           LIABILITIES
Deposits
  Non-interest bearing                                              $ 11,036         $  9,317
  Interest-bearing                                                    64,369           65,788
                                                                    --------         --------
    Total deposits                                                    75,405           75,105

Interest payable and other liabilities                                   629              708
                                                                    --------         --------

    Total liabilities                                                 76,034           75,813

                     SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized,            --               --
  none issued
Common stock, $5.00 par value, 9,000,000 shares authorized,
  shares outstanding: 03/31/01: 830,717, 12/31/00: 815,043,
  03/31/00: 756,000                                                    4,154            4,075
Capital surplus                                                        6,587            6,565
Accumulated deficit                                                   (3,424)          (3,232)
Accumulated other comprehensive gain (loss)                               56               22
                                                                    --------         --------

    Total shareholders' equity                                         7,373            7,430
                                                                    --------         --------

    Total liabilities and shareholders' equity                      $ 83,407         $ 83,243
                                                                    ========         ========

       MICHIGAN COMMUNITY BANCORP LIMITED - CONSOLIDATED INCOME STATEMENT
                        (In thousands, except share data)

                                                                        March 31
                                                               ---------------------------
                                                                  2001             2000
                                                               ---------         ---------
Interest income
  Loans, including fees                                        $   1,481         $   1,128
  Interest-bearing deposits with banks                                 1             --
  Investment securities                                               83                54
  Federal funds sold                                                 127               156
                                                               ---------         ---------
    Total interest income                                          1,692             1,338

Interest expense
  Interest expense on deposits                                       986               761
                                                               ---------         ---------
    Total interest expense                                           986               761

    Net interest income                                              706               577

Provision for loan losses                                             50                57
                                                               ---------         ---------

    Net interest income after provision for loan losses              656               520

Other income
    Service charges on deposits                                       29                15
    Other service charges and fees                                    32                 6
    Other                                                              1                 3
                                                               ---------         ---------
                                                                      62                24
Non-interest expense
  Salaries and employee benefits                                     498               437
  Premises and equipment                                             171               163
  Marketing and business development                                  54                58
  Legal and professional                                              73                66
  Outside processing                                                  53                27
  Other                                                               61                57
                                                               ---------         ---------
    Total non-interest expense                                       910               808

Loss before income taxes                                            (192)             (264)
                                                               ---------         ---------

Income taxes                                                       --                --
                                                               ---------         ---------

Net loss                                                       $    (192)        $    (264)
                                                               =========         =========

Average shares outstanding                                       823,925           756,000

Net loss per share                                             $   (0.23)        $   (0.35)

                      MICHIGAN COMMUNITY BANCORP LIMITED -
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                              Accumulated
                                                                                                 Other           Total
(In thousands)                                   Common          Capital       Accumulated   Comprehensive   Shareholders'
                                                  Stock          Surplus         Deficit         Income          Equity
                                                 -------         -------       -----------   -------------   -------------
Balance January 1, 2000                            3,780           6,410          (2,392)         (10)         7,788

Private placement of stock                           295             155                                         450

Comprehensive loss
  Net loss                                                                          (840)                       (840)
  Change in unrealized loss on securities
    available for sale                                                                             32             32
                                                                                                              ------

      Total comprehensive loss                                                                                  (808)
                                                 -------         -------         -------         ----         ------

Balance December 31, 2000                        $ 4,075         $ 6,565         $(3,232)        $ 22         $7,430
                                                 =======         =======         =======         ====         ======

Private placement of stock                            78              22                                         100

Comprehensive loss
  Net loss                                                                          (192)                       (192)
  Change in unrealized loss on securities
    available for sale                                                                             35             35
                                                                                                              ------

      Total comprehensive loss                                                                                  (157)
                                                 -------         -------         -------         ----         ------

Balance March 31, 2001                           $ 4,154         $ 6,587         $(3,424)        $ 56         $7,373
                                                 =======         =======         =======         ====         ======

   MICHIGAN COMMUNITY BANCORP LIMITED - CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                  March 31,
                                                                         -------------------------
                                                                           2001             2000
                                                                         --------         --------
Operating activities
  Net loss                                                               $   (192)        $   (264)
  Adjustments to reconcile net loss to net
    cash from operating activities:
      Depreciation and amortization                                            70               62
      Provision for loan losses                                                50               57
      Net amortization and accretion of securities                            (10)              (3)
      Decrease (increase) in interest receivable & other assets                22               (7)
      Increase (decrease) in interest payable & other liabilities             (79)              50
                                                                         --------         --------

        Total adjustments                                                      53              159

          Net cash from operating activities                                 (139)            (105)

Investing activities
  Purchase of available-for-sale securities                                (1,006)          (1,997)
  Proceeds from maturities of available-for-sale securities                   500               --
  Net increase in loans                                                      (904)          (9,001)
  Proceeds from disposal of premises and equipment                                              11
  Premises and equipment expenditures                                         (16)              --
                                                                         --------         --------

          Net cash used in investing activities                            (1,426)         (10,987)

Financing activities
  Net increase in deposits                                                    300           14,916
  Proceeds from stock offerings                                               100               --
                                                                         --------         --------

          Net cash provided from financing activities                         400           14,916

Net change in cash and cash equivalents                                    (1,165)           3,824
Beginning cash and cash equivalents                                        14,218            8,628
                                                                         --------         --------

Ending cash and cash equivalents                                         $ 13,053         $ 12,452
                                                                         ========         ========
--------------------------------------------------------------------------------------------------

Interest paid                                                            $  1,026         $    320


                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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



NOTE 2 - SECURITIES

         The amortized cost and estimated market value of securities available-for-sale are as follows: (000's omitted)

                                                                           March 31, 2001
                                                       -------------------------------------------------------
                                                                           Gross          Gross      Estimated
                                                       Amortized        Unrealized     Unrealized     Market
                                                          Cost             Gains         Losses        Value
                                                       -------------------------------------------------------
U.S. Treasury securities and obligations of
U.S. government corporations and agencies               $ 5,495            $ 57          $  -         $ 5,552
                                                        =======            ====          ====         =======

                                                                           December 30, 2000
                                                       -------------------------------------------------------
                                                                           Gross          Gross      Estimated
                                                       Amortized        Unrealized     Unrealized     Market
                                                          Cost             Gains         Losses        Value
                                                       -------------------------------------------------------
U.S. Treasury securities and obligations of
U.S. government corporations and agencies               $ 4,980            $ 22          $  -         $ 5,002
                                                        =======            ====          ====         =======

         The amortized cost and estimated market of available-for-sale securities at March 31, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (000's omitted)

                                                          Estimated
                                           Amortized       Market
                                              Cost          Value
                                           ---------      ---------
Due in one year or less                       $3,488        $3,512
Due after one year through five years          1,502         1,533
Due after five years through ten years           505           507
Due after ten years                               --            --
                                              ------        ------

Total                                         $5,495        $5,552
                                              ======        ======

         Investment securities with an amortized cost of $3,496,000 and a market value of $3,533,000 were pledged to secure the right to participate in the overnight federal Funds market and for lines of credit at the Federal Home Loan Bank of Indianapolis.

NOTE 3 - LOANS

         Major classifications of loans are summarized as follows (in thousands):

(in thousands)                  March 31,     December 31,
                                  2001           2000
                                ---------     -----------
Commercial                       $49,193        $49,238
Lease financing                      305            281
Residential real estate            4,893          4,998
Residential construction           1,272          1,108
Consumer                           7,789          6,964
                                 -------        -------

Total loans                       63,452         62,589

Allowance for loan losses            844            835
                                 -------        -------

Net loans                        $62,608        $61,754
                                 =======        =======

At March 31, 2001 approximately $2,572,000 of loans were outstanding to executive officers, bank directors, principal shareholders and their related interests. During 2001, advances totalled $103,000 and repayments were $1,000,000. It is managements' opinion that such loans were made on the same terms and conditions as those to other borrowers and did not involve more than the normal risk of collectibility.

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

Transactions in the reserve for possible loan losses were as follows
         (in thousands):

                                                    March 31
                                              -------------------
                                               2001          2000
                                               ----          ----
Balance beginning of period                    $835          $715

Charge-offs                                     (41)           --
Recoveries                                       --
Provision charged to operations                  50            57
                                               ----          ----

Balance end of year                            $844          $772
                                               ====          ====

Reserve as a percentage of total loans         1.33%         1.39%
                                               ====          ====

         At March 31, 2001, the Company had a loan concentration of approximately $13,209,000 in non-residential building operators and approximately $9,611,000 in the building development and construction industries.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. These forward-looking statements are not guarantees of future performance and involve substantial risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Company may be found under the caption "Risk Factors That May Effect Future Results" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

On November 8, 2000, the Company sold 25,000 shares of common stock, in a private offering, at a price of $10.00 per share.

On February 9, 2001, the Company sold 15,674 shares of common stock, in a private offering, at a price of $6.38 per share.

Due to regulatory capital requirements, the Company anticipates the need to raise additional equity capital over the next six months to fund loan and deposit growth at the Banks. Without the additional capital, the banks will not be able to achieve the growth in loans and deposits necessary to improve the Banks operating results. The Company also anticipates the need to raise additional capital within the next three months to cover operating expenses at the holding company.


NUMBER OF EMPLOYEES

At March 31, 2001 the Company and the Banks employed 26 full-time and 5 part-time employees. The Company does not anticipate any significant staffing increases in the next twelve months.

(B)  FINANCIAL CONDITION AND RESULTS OF OPERATION

Year-to-date Balance Sheet Comparison

Total assets at March 31, 2001 were $83.4 million compared to $83.2 million at December 31, 2000. Total assets increased $164 thousand or 3.1%, during the three months ended March 31, 2001. Total loans increased $863 thousand, or 1.4%, during the three months ended March 31, 2001. Commercial loans decreased $45 thousand, or .1%, real estate loans decreased $105 thousand, or 21%, attributable to the sale of mortgages, and consumer loans increased $825 thousand, or 11.9%. Total deposits increased $300 thousand, or .4%, during the three months ending March 31, 2001. The mix of deposits also changed during this time period with non-interest bearing deposits comprising 14.6% of total deposits versus 13.4% at December 31, 2001. At March 31, 2001, brokered deposits totaled $3.9 million, or 5.1% of total deposits. Certificates of deposit in amounts of $100,000 or more totaled $18.7 million on March 31, 2001, representing 25% of total deposits.

Quarter-to-Quarter Earnings Comparison

For the three months ended March 31, 2001 a net loss of $192,000 was recorded versus $264,000 in the comparable period of 2000. The improvement in earnings is primarily attributable to an increase of $136,000 in net interest income after the provision for loan losses. The net interest margin, at 3.66%, improved over the first quarter of 2000 by 14 basis points By comparison, the net interest margin at December 31, 2000 was 4.18%. The decline in the net interest margin since year-end is due to the rapid decrease in interest rates initiated by the Federal Reserve. When the Prime rate decreases, our variable rate loans immediately re-price while we are unable to change the rates on existing certificates of deposits until the maturity date. As a result, our earning asset rates have declined faster than our cost of funds. It is likely the margin will continue to decline for the next several months until we are able to re-price significant portions of our time certificates.

Non-interest income increased $38,000 over the prior year quarter due to the increase in deposit accounts and the associated service charges as well as fees related to increased mortgage activity. Non-interest expense increased $102,000, or 12.6%, over the first three months of 2000 with personnel expenses increasing $61,000, or 14%, with additional mortgage staffing and higher salary levels. Premises and equipment expenditures increased $8,000, or 4.9%, over the first quarter of 2000 and outside processing services, including data processing fees, increasing $27,000, or 96%, relating to the increased numbers of accounts and higher activity levels. Legal and professional fees increased $7,000, or 10.6%, over the first three months of 2000, attributable to the hiring of an outside consultant to enhance the Company's interest rate risk management process.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits    None.

(b)      Reports on Form 8-K

         No reports on form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

         May 10, 2001                Michigan Community Bancorp Limited


                                     By:  /s/ David A. McKinnon
                                     --------------------------
                                     David A. McKinnon, President and
                                     Chief Executive Officer

                                     By: /s/ Janet C. Smith
                                     ----------------------
                                     Janet C. Smith
                                     Controller & Principal Accounting Officer