Form 10QSB
period 2001-06-30
MICHIGAN COMMUNITY BANCORP LTD
filed 2001-07-26
CIK 1068901

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  (Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2001

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

                               Yes   X    No
                                   ------    -------

  As of June 30, 2001, the Registrant had 839,467 shares of Common Stock issued and outstanding.

  Transitional Small Business Disclosure Format (check one)

                                Yes      No  X
                                   ------  -------

                          PART 1. FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

RECENT DEVELOPMENTS

On June 22, 2001 MCB filed a registration statement with the Securities and Exchange Commission. The registration statement concerns the offering of 335,787 units, which are to be comprised of two shares of common stock and 1 common stock purchase warrant.

                       MICHIGAN COMMUNITY BANCORP LIMITED

                           CONSOLIDATED BALANCE SHEET

                                                                                                     AT
                                                                                       ------------------------------
                                                                                         JUNE 30,        DECEMBER 31,
(in thousands)                                                                            2001                2000
                                                                                       ------------------------------
ASSETS
Cash and due from banks                                                                $  2,590            $  4,282
Interest-earning deposits                                                                    85                  36
Federal funds sold                                                                        6,600               9,900
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                 9,275              14,218
Securities available for sale                                                             5,565               5,002
Federal Home Loan Bank stock, at cost                                                       108                 103
Loans                                                                                    64,042              62,589
Allowance for loan losses                                                                 1,268                 835
---------------------------------------------------------------------------------------------------------------------
Net loans                                                                                62,774              61,754
Premises and equipment, net                                                               1,332               1,457
Accrued interest receivable and other assets                                                677                 709
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $ 79,731            $ 83,243
=====================================================================================================================


LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Non-interest bearing deposits                                                          $ 10,200            $  9,317
Interest-bearing deposits                                                                62,153              65,788
---------------------------------------------------------------------------------------------------------------------
Total deposits                                                                           72,353              75,105
Interest payable and other liabilities                                                      819                 708
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        73,172              75,813
Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized,                                   -                   -
  issued and outstanding: none
Common stock - stated value $5; authorized 9,000,000 shares, issued and
  outstanding 839,467 at June 30, 2001; 815,043 at December 31, 2000;                     4,197               4,075
Capital surplus                                                                           6,596               6,565
Accumulated deficit                                                                      (4,291)             (3,232)
Accumulated other comprehensive gain (loss)                                                  57                  22
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                6,559               7,430
---------------------------------------------------------------------------------------------------------------------
Total liabilities, preferred stock and shareholders' equity                            $ 79,731            $ 83,243
=====================================================================================================================

                       MICHIGAN COMMUNITY BANCORP LIMITED
                         CONSOLIDATED INCOME STATEMENT

                                                                       SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                 -------------------------------------------------------------
                                                                           JUNE 30,                           JUNE 30,
(in thousands, except per share data)                              2001               2000            2001              2000
                                                                 -------------------------------------------------------------
INTEREST INCOME
Interest on loans, including fees                                $   2,864        $   2,480        $   1,383        $   1,352
Interest on deposits with banks                                          1                -                -                -
Interest on securities                                                 169              134               86               80
Interest on federal funds sold                                         204              297               77              141
------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                3,238            2,911            1,546            1,573

INTEREST EXPENSE
Interest expense on deposits                                         1,855            1,633              869              872
------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                               1,855            1,633              869              872
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                  1,383            1,278              677              701
Provision for loan losses                                              475               85              425               28
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    908            1,193              252              673

NON INTEREST INCOME
Deposit account service charges                                         62               37               33               22
Other service charges and fees                                          49               19               17               13
Other                                                                   19                8               18                5
------------------------------------------------------------------------------------------------------------------------------
Total non interest income                                              130               64               68               40

NON INTEREST EXPENSE
Compensation and benefits                                              960              952              462              515
Occupancy and equipment                                                368              318              197              155
Marketing and business development                                      90               47               36               20
Legal and professional                                                 223              129              150               63
Outside processing                                                     108               50               55               24
Other                                                                  348              189              287              100
------------------------------------------------------------------------------------------------------------------------------
Total non interest expense                                           2,097            1,685            1,187              877
Loss before provision for federal income taxes                      (1,059)            (428)            (867)            (164)
------------------------------------------------------------------------------------------------------------------------------
Provision for federal income taxes                                       -                -                -                -
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                         $  (1,059)       $    (428)       $    (867)       $    (164)
==============================================================================================================================
Average shares outstanding                                         828,748          756,000          835,092          756,000
LOSS PER COMMON SHARE
  Basic                                                          $   (1.28)       $   (0.57)       $   (1.04)       $   (0.22)

          MICHIGAN COMMUNITY BANCORP LIMITED - CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                 Accumulated
                                                                                                    Other            Total
(In thousands)                                     Common          Capital       Accumulated    Comprehensive    Shareholders'
                                                   Stock           Surplus          Deficit         Income           Equity
                                                -----------      -----------     -----------     -----------      -----------
BALANCE AT JANUARY 1, 1999                      $ 3,325          $ 5,880          $  (560)         $     -          $ 8,645
Net loss                                                                           (1,832)                           (1,832)
Private placement of stock                          455              546                                              1,001
Cost of private placement                                            (16)                                               (16)
Change in accumulated other
  comprehensive loss                                                                                   (10)             (10)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                      3,780            6,410           (2,392)             (10)           7,788
Net loss                                                                             (840)                             (840)
Private placement of stock                          295              155                                                450
Change in accumulated other
  comprehensive loss                                                                                    32               32
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                      4,075            6,565           (3,232)              22            7,430
Net loss                                                                           (1,059)                           (1,059)
Private placement of stock                          122               31                                                153
Change in accumulated other
  comprehensive loss                                                                                    35               35
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                        $ 4,197          $ 6,596          $(4,291)         $    57          $ 6,559
=============================================================================================================================

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)                                                                                      JUNE 30,
                                                                                          ---------------------------
                                                                                              2001             2000
                                                                                          ---------------------------
OPERATING ACTIVITIES
  Net loss                                                                                $ (1,059)         $   (428)
  Adjustments to reconcile net loss to cash provided by operating activities:
     Depreciation and amortization                                                             142               129
     Provision for loan losses                                                                 475                85
     Amortization (accretion) of securities                                                    (22)               (6)
     Decrease (increase) in interest receivable and other assets                                32               (71)
     Increase (decrease) in interest payable and other liabilities                             111                73
---------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                              738               210
---------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                            (321)             (218)

INVESTING ACTIVITIES
  Purchase of available-for-sale securities                                                 (1,506)           (1,997)
  Proceeds from maturities of available-for-sale securities                                  1,000               500
  Net increase in loans                                                                     (1,495)          (12,186)
  Purchase of Federal Home Loan Bank stock                                                      (5)                -
  Proceeds from disposal of premises and equipment                                               -               (77)
  Premises and equipment expenditures                                                          (17)                -
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (2,023)          (13,760)

FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                                       (2,752)           19,183
  Proceeds from stock offerings                                                                153                 -
---------------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                                                 (2,599)           19,183
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        (4,943)            5,205
Beginning cash and cash equivalents                                                         14,218             8,628
---------------------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                                          $  9,275          $ 13,833
=====================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest paid                                                                           $  1,977          $  1,568
  Income taxes paid                                                                              -                 -

                      MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.  SECURITIES

The amortized cost and estimated market value of securities available-for-sale are as follows:


                                                                                 JUNE 30, 2001
                                                         -----------------------------------------------------------------
                                                                               GROSS          GROSS         ESTIMATED
                                                              AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                                                COST           GAINS          LOSSES          VALUE
                                                         -----------------------------------------------------------------
U.S. Treasury securities and obligations of
U.S. government corporations and agencies                 $   5,508          $  57          $     -         $ 5,565
                                                         =================================================================
                                                                                DECEMBER 31, 2000
                                                         -----------------------------------------------------------------
                                                                               GROSS          GROSS         ESTIMATED
                                                              AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                                                COST           GAINS          LOSSES          VALUE
                                                         -----------------------------------------------------------------
U.S. Treasury securities and obligations of
U.S. government corporations and agencies                 $   4,980            $  22          $     -         $ 5,002
                                                         =================================================================

The amortized cost and estimated market value of securities available-for-sale at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                             ESTIMATED
                                                             AMORTIZED         MARKET
                                                               COST            VALUE
                                                           ----------------------------
Due in one year or less                                     $   2,997        $  3,015
Due after one year through five years                           2,008           2,044
Due after five years through ten years                            503             506
                                                           ----------------------------
Total                                                       $   5,508        $  5,565
                                                           ============================





Investment securities with an amortized cost of $2,997,225 and a market value of $3,015,625 were pledged to secure the right to participate in the overnight Federal Funds market and for lines of credit at the Federal Home Loan Bank of Indianapolis.


3.  LOANS


Major classifications of loans are summarized as follows:

(in thousands)                                                                          AT
                                                                         ----------------------------------
                                                                           JUNE 30,           DECEMBER 31,
                                                                            2001                 2000
                                                                         ----------------------------------
Commercial                                                                 $50,471              $49,238
Lease financing                                                                289                  281
Residential real estate and home equity                                      7,427                4,998
Residential construction                                                     1,415                1,108
Consumer                                                                     4,440                6,964
-----------------------------------------------------------------------------------------------------------
Total loans                                                                 64,042               62,589
Allowance for loan losses                                                    1,268                  835
-----------------------------------------------------------------------------------------------------------
Net loans                                                                  $62,774              $61,754
===========================================================================================================


At June 30, 2001 approximately $2,755,940 of loans were outstanding to executive officers, bank directors, principal shareholders and their related interests. During 2001, advances totaled $364,075 and repayments were $1,076,809. It is the opinion of management that such loans were made on the same terms and conditions as those to other borrowers and did not involve more that the normal risk of collectibility.

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


                                                              SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                          ----------------------------       ----------------------------
                                                                  JUNE 30,                              JUNE 30,
                                                            2001               2000                 2001         2000
                                                          ---------------------------------------------------------------
Balance beginning of year                                  $  835              $  715              $  844        $  772
Provision for loan losses                                     475                  85                 425            28
Charge-offs                                                    42                   4                   1             4
Recoveries                                                      -                                       -
-------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                42                   4                   1             4
-------------------------------------------------------------------------------------------------------------------------
Balance end of year                                        $1,268              $  796              $1,268        $  796
=========================================================================================================================

Reserve as a percentage of loans                             1.98%               1.35%


At June 30, 2001, the Company had a loan concentration of approximately $5,195,548 in non-residential building operators and approximately $8,155,879 in a combination of the land-development and single-family residential construction industries.


Nonperforming Loans

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued during the current year is reversed. At June 30, 2001 there were six loans in non-accrual status.



                                                                       JUNE 30,
                                                             ----------------------------
(in thousands)                                                 2001                2000
                                                             ----------------------------
Impaired Loans:
  Non-accrual loans                                           $1,117               $1,450
Accruing loans 90 days or more past due                            -                   43
                                                              ----------------------------
    Total nonperforming loans                                 $1,117               $1,493
                                                              ============================

Nonperforming loans as a percentage of total loans              1.74%                2.54%

Management evaluates the specific allocation of its allowance for loans for nonperforming loans based on the borrowers ability to make principal and interest payments in accordance with the contractual terms of the loan agreement and consideration of applicable supporting collateral. Specific reserves related to nonperforming assets included in the allowance for loan losses were $525,000 and $75,000 at June 30, 2001 and June 30, 2000, respectively.


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


BACKGROUND


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

BANK LINE OF BUSINESS

The Banks' core business activities include attracting deposits from the general public and using such deposits, along with equity capital, to originate commercial loans. The Banks also offer installment and home equity loans to consumers. LCB recently began offering residential mortgage loans, which will primarily be sold to third parties. The Banks' results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Results of operation may be positively influenced by non-interest income such as fees related to loan origination and service charges associated with customer deposit accounts. The Banks offer a full array of demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, individual retirement accounts, certificates of deposit and ATM cards. In addition the Banks offer telephone and Internet Banking services.

CASH REQUIREMENTS

On October 1, 1999, MCB sold 91,000 common stock units at a price of $11.00 per unit. Each unit consists of one share of the Company's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one and one-half shares of common stock at $11.00 per share subject to adjustment in certain circumstances for 36 months. The warrants will be redeemable at five cents per warrant upon 30 days notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $15.00 per share for a period of 20 consecutive trading days. The units constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

On September 27,2000 MCB sold 34,043 shares of common stock to one investor, in a private offering, at a price of $5.875 per share price.

On November 8, 2000, the Company sold 25,000 shares of common stock to one investor, in a private offering, at a $10.00 per share price.

On February 9, 2001, the Company sold 15,674 shares of common stock to one investor, in a private offering, at a $6.38 per share price.

On May 11, 2001, the Company sold 3,750 shares of common stock to one investor, in a private offering, at a $6.00 per share price.

On June 12, 2001, the Company sold 5,000 shares of common stock to one investor, in a private offering, at a $6.00 per share price.

Due to regulatory capital requirements, the Company anticipates the need to raise additional equity capital to fund loan growth at the Banks and operating expenses at the holding company. On June 22, 2001 the Company filed a registration statement with the Securities and Exchange Commission to raise additional capital by selling 335,787 units. Each unit is to be comprised of two shares of common stock and one common stock purchase warrant.


NUMBER OF EMPLOYEES

At June 30, 2001 the Company and the Banks employed 24 full-time and 5 part-time employees. The Company does not anticipate any significant staffing increases in the next twelve months.



FINANCIAL CONDITION

Total assets at June 30, 2001 were $79.7 million compared to $83.2 million at December 31, 2000, a decrease of 4.2%. Cash and cash equivalents decrease to $9.3 million from $14.2 million at December 31, 2000. Securities available from sale increase by $563,000 over December 31, 2000 to 5.6 million at June 30, 2001. Net loans at June 30, 2001 were $62.8 million compared to $61.8 at December 31, 2000. Total deposits were $72.4 million and $75.1 million at June 30, 2001 and December 31, 2000, respectively.


RESULTS OF OPERATION


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

During the six-month periods ended June 30, 2001 and June 30, 2000 (the "six-month periods"), the Company reported a net loss of $1.1 million and $428,000, respectively. Interest income on loans totaled $2.9 million and $2.5 million for the six-month periods, respectively. Interest income earned on securities for the six-month periods ended June 30, 2001 and June 30, 2000 totaled $169,000 and $134,000, respectively. Interest earned on overnight federal funds was $204,000 and $297,000 for the six months ended June 30, 2001 and June 30,

2000, respectively. Interest expense on deposits were $1.9 million for the six months ended June 30, 2001 compared to $1.6 million for the six month period ended June 30, 2000.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses, which are charged to income, and reduced by net charge-offs. A provision of $475,000 was deemed necessary during the six months ended June 30, 2001 compared to a $85,000 provision for the same period ended June 30, 2000.

     Non-interest income totaled $130,000 and $64,000 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively. Non-interest expense for the six months ended June 30, 2001 was $2.1 million compared to $1.7 million for the same period ended June 30, 2000. Legal and professional fees increased $94,000 to $223,000 for the six months ended June 30, 2001. Other non-interest expense was $348,000 and $189,000 for the six- month periods, respectively. This is an increase in other non-interest expense $159,000 or 84.1%. The primary item that contributed to this increase was the decision to exit from the St. Clair project. A one-time charge of approximately $270,000 has been established to write off the cost of this abandoned project. During the quarter ended June 30, 2001 the Company determined that a planned expansion into St. Clair County was not economically feasible at this time. In order to account for the development costs associated with this abandoned project, the Company has taken a one-time charge of $270,000. Currently the Company remains liable on a lease for the building at the proposed project. The monthly rent on the building is $3,750 per month during the first five year period and $4,125 for the last five year period. The lease terminates in November 30, 2009. The Company is currently exploring various options with the landlord including subleasing the building.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED
JUNE 30, 2000

During the three-month periods ended June 30, 2001 and June 30, 2000 (the "three-month periods"), the Company reported a net loss of $867,000 and $164,000, respectively. Interest income on loans totaled $1.4 million for both of the three-month periods ended June 30, 2001 and June 30, 2000. Interest income earned on securities for the three-month periods ended June 30, 2001 and June 30, 2000 totaled $86,000 and $80,000, respectively. Interest earned on overnight federal funds was $77,000 for June 30, 2001 compared to $141,000 for June 30, 2000. Interest expense on deposits was $869,000 for the three months ended June 30, 2001 compared to $872,000 for the three-month period ended June 30, 2000.

The provision to the loan loss allowance was $425,000 during the three months ended June 30, 2001 compared to a $28,000 provision for the same period ended June 30, 2000. The additional provision for the quarter ended June 30, 2001 is primarily due to the evaluation, by the Credit Administration Committee, of two commercial loan relationships.

Non-interest income totaled $68,000 and $40,000 for the three-month periods ended June 30, 2001 and June 30, 2000, respectively. Non-interest expense for the three months ended June 30, 2001 was $1.2 million compared to $877,000 for the same period ended June 30, 2000. Legal and professional fees increased $87,000 to $150,000 for the three months ended June 30, 2001. Other non-interest expense was $247,000 and $100,000 for the three-month periods, respectively. This is an increase in other non-interest expense $187,000.

         (See six month to six month comparison for further discussion)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual meeting of shareholders of Michigan Community Bancorp Limited was held on June 11, 2001.

     (b) Election of three (3) directors to serve until the annual meeting of shareholders in 2004.

                                               For       Against   Abstain  Non-vote
         David McKinnon                        621,467    81,829      0      127,421
         Anthony Ferlito                       605,793    97,503      0      127,421
         Joseph Lentine                        621,467    81,829      0      127,421
         David Shellenbarger                   621,467    81,829      0      127,421
    (c)  Ratification of Plante & Moran, LLP
         as independent external auditors      693,346     7,950  2,000      127,421

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


         July 26, 2001                       Michigan Community Bancorp Limited


                                             By:  /s/ David A. McKinnon
                                             -----------------------------------
                                             David A. McKinnon, President and
                                             Chief Executive Officer

                                             By: /s/ Janet C. Smith
                                             -----------------------------------
                                             Janet C. Smith
                                             Chief Financial Officer