Form 10QSB
period 2001-09-30
MICHIGAN COMMUNITY BANCORP LTD
filed 2001-11-14
CIK 1068901

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ______________________

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

                                 (586-532-8000)
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   ----       ----

As of September 30, 2001, the Registrant had 883,841 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                               Yes        No   X
                                   ----       ----

                          PART 1. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


RECENT DEVELOPMENTS

On June 22, 2001 MCB filed a registration statement with the Securities and Exchange Commission. The registration statement concerns the offering of 435,787 units, which are to be comprised of two shares of common stock and 1 common stock purchase warrant.

On August 27, 2001, the SEC declared the registration statement effective and MCB began offering units to shareholders of record on August 22, 2001.

As of September 30, 2001, the Company had sold 34,570 shares of common stock through the above rights offering. The Company began offering the units to the general public on October 2, 2001.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                           CONSOLIDATED BALANCE SHEET


                                                                                              AT
                                                                                -------------------------------
                                                                                SEPTEMBER 30,      DECEMBER 31,
(in thousands)                                                                       2001              2000
                                                                                -------------      ------------
ASSETS
Cash and due from banks                                                             $  3,346          $  4,282
Interest-earning deposits                                                                104                36
Federal funds sold                                                                     7,500             9,900
                                                                                    --------          --------
Cash and cash equivalents                                                             10,950            14,218
Securities available for sale                                                          5,632             5,002
Federal Home Loan Bank stock, at cost                                                    108               103
Loans                                                                                 62,637            62,589
Allowance for loan losses                                                              1,198               835
                                                                                    --------          --------
Net loans                                                                             61,439            61,754
Premises and equipment, net                                                            1,261             1,457
Accrued interest receivable and other assets                                             725               709
                                                                                    --------          --------
Total assets                                                                        $ 80,115          $ 83,243
                                                                                    ========          ========



LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Non-interest bearing deposits                                                       $  9,262          $  9,317
Interest-bearing deposits                                                             63,392            65,788
                                                                                    --------          --------
Total deposits                                                                        72,654            75,105
Interest payable and other liabilities                                                   802               708
                                                                                    --------          --------
Total liabilities                                                                     73,456            75,813
Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, 0 shares                    --                --
 issued and outstanding: none
Common stock -- stated value $5; authorized 9,000,000 shares, issued and outstanding 883,841 shares at September 30, 2001; 815,043 shares at
 December 31, 2000.                                                                    4,420             4,075
Capital surplus                                                                        6,578             6,565
Accumulated deficit                                                                   (4,409)           (3,232)
Accumulated other comprehensive income (loss)                                             70                22
                                                                                    --------          --------
Total Shareholders' Equity                                                             6,659             7,430
                                                                                    --------          --------
Total Liabilities, Preferred Stock and Shareholders' Equity                         $ 80,115          $ 83,243
                                                                                    ========          ========

                       MICHIGAN COMMUNITY BANCORP LIMITED
                         CONSOLIDATED INCOME STATEMENT


                                                                      NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                                ---------------------------           ----------------------------
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
(in thousands, except per share data)                              2001               2000               2001               2000
                                                                ---------          ---------          ---------          ---------

INTEREST INCOME
Interest on loans, including fees                                  $4,269             $3,962             $1,405             $1,482
Interest on securities                                                247                207                 78                 73
Interest on federal funds sold                                        259                427                 55                130
                                                                ---------          ---------          ---------          ---------
Total interest income                                               4,775              4,596              1,538              1,685

INTEREST EXPENSE
Interest expense on deposits                                        2,628              2,579                773                946
                                                                ---------          ---------          ---------          ---------
Total interest expense                                              2,628              2,579                773                946
                                                                ---------          ---------          ---------          ---------
Net interest income                                                 2,147              2,017                765                739
Provision for loan losses                                             498                115                 23                 30
                                                                ---------          ---------          ---------          ---------
Net interest income after provision for loan losses                 1,649              1,902                742                709

NON INTEREST INCOME
Deposit account service charges                                        97                 66                 35                 29
Other service charges and fees                                         76                 32                 27                 12
Other                                                                  23                 11                  4                  4
                                                                ---------          ---------          ---------          ---------
Total non interest income                                             196                109                 66                 45

NON INTEREST EXPENSE
Compensation and benefits                                           1,438              1,483                478                531
Occupancy and equipment                                               555                480                187                163
Marketing and business development                                    117                 61                 27                 14
Legal and professional                                                304                194                 81                 65
Outside processing                                                    194                 80                 86                 35
Other                                                                 414                280                 67                 85
                                                                ---------          ---------          ---------          ---------
Total non interest expense                                          3,022              2,578                926                893
Loss before provision for federal income taxes                     (1,177)              (567)              (118)              (139)
                                                                ---------          ---------          ---------          ---------
Provision for federal income taxes                                   --                 --                 --                 --
                                                                ---------          ---------          ---------          ---------
Net loss                                                          $(1,177)             $(567)             $(118)             $(139)
                                                                =========          =========          =========          =========

Average shares outstanding                                        832,360            756,497            839,957            756,427
LOSS PER COMMON SHARE:
  Basic                                                            $(1.41)            $(0.75)            $(0.14)            $(0.18)

                       MICHIGAN COMMUNITY BANCORP LIMITED
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                      ACCUMULATED
                                                                                                         OTHER           TOTAL
                                                          COMMON         CAPITAL      ACCUMULATED    COMPREHENSIVE    SHAREHOLDERS'
(In thousands)                                             STOCK         SURPLUS        DEFICIT          INCOME          EQUITY
                                                         --------       --------      -----------    -------------    -------------

BALANCE AT JANUARY 1, 1999                               $  3,325       $  5,880        $   (560)      $    --          $  8,645
Net loss                                                                                  (1,832)                         (1,832)
Private placement of stock                                    455            546                                           1,001
Cost of private placement                                                    (16)                                            (16)
Change in accumulated other comprehensive loss                                                              (10)             (10)
                                                         --------       --------        --------       --------         --------
BALANCE AT DECEMBER 31, 1999                                3,780          6,410          (2,392)           (10)           7,788
Net loss                                                                                    (840)                           (840)
Private placement of stock                                    295            155                                             450
Change in accumulated other comprehensive income                                                             32               32
                                                         --------       --------        --------       --------         --------
BALANCE AT DECEMBER 31, 2000                                4,075          6,565          (3,232)            22            7,430
Net loss                                                                                  (1,177)                         (1,177)
Private placement of stock                                    172             30                                             202
Public offering of stock                                      173            (17)                                            156
Change in accumulated other comprehensive income                                                             48               48
                                                         --------       --------        --------       --------         --------
BALANCE AT SEPTEMBER 30, 2001                            $  4,420       $  6,578        $ (4,409)      $     70         $  6,659
                                                         ========       ========        ========       ========         ========

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                               SEPTEMBER 30,
                                                                                         --------------------------
(In thousands)                                                                             2001              2000
                                                                                         --------          --------

OPERATING ACTIVITIES
 Net loss                                                                                $ (1,177)         $   (567)
 Adjustments to reconcile net loss to cash provided by operating activities:
  Depreciation and amortization                                                               213               193
  Provision for loan losses                                                                   498               115
  Amortization (accretion) of securities                                                      (76)               (9)
  Decrease (increase) in interest receivable and other assets                                 (16)              (14)
  Increase (decrease) in interest payable and other liabilities                                94               228
                                                                                         --------          --------
Total adjustments                                                                             713               513
                                                                                         --------          --------
Net cash used in operating activities                                                        (464)              (54)

INVESTING ACTIVITIES
 Purchase of available-for-sale securities                                                 (3,506)           (3,000)
 Proceeds from maturities of available-for-sale securities                                  3,000             1,000
 Net increase in loans                                                                       (183)          (14,825)
 Purchase of Federal Home Loan Bank stock                                                      (5)             --
 Premises and equipment expenditures                                                          (17)              (84)
                                                                                         --------          --------
Net cash used in investing activities                                                        (711)          (16,909)

FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                       (2,451)           20,965
 Proceeds from stock offerings                                                                358               200
                                                                                         --------          --------
Net cash provided from (used in) financing activities                                      (2,093)           21,165
                                                                                         --------          --------
Net increase (decrease) in cash and cash equivalents                                       (3,268)            4,202
Beginning cash and cash equivalents                                                        14,218             8,628
                                                                                         --------          --------
Ending cash and cash equivalents                                                         $ 10,950          $ 12,830
                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest paid                                                                           $   2,265         $   2,410
 Income taxes paid                                                                            --                --

                       MICHIGAN COMMUNITY BANCORP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

2. SECURITIES

The amortized cost and estimated market value of securities available-for-sale are as follows:

                                                                           SEPTEMBER 30, 2001
                                                            ------------------------------------------------
                                                                           GROSS        GROSS      ESTIMATED
                                                            AMORTIZED   UNREALIZED   UNREALIZED      MARKET
                                                               COST        GAINS       LOSSES         VALUE
                                                            ---------   ----------   ----------    ---------

U. S. Treasury securities and obligations of
U. S. government corporations and agencies                   $ 5,562       $ 70        $   --      $ 5,632
                                                             =======       ====        ======      =======


                                                                          DECEMBER 31, 2000
                                                            ------------------------------------------------
                                                                           GROSS        GROSS      ESTIMATED
                                                            AMORTIZED   UNREALIZED   UNREALIZED      MARKET
                                                               COST        GAINS       LOSSES         VALUE
                                                            ---------   ----------   ----------    ---------

U. S. Treasury securities and obligations of
U. S. government corporations and agencies                   $ 4,980       $ 22        $   --      $ 5,002
                                                             =======       ====        ======      =======

The amortized cost and estimated market value of securities available-for-sale at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                             ESTIMATED
                                                               AMORTIZED      MARKET
                                                                  COST         VALUE
                                                               ---------     ---------

Due in one year or less                                         $ 2,001       $ 2,040
Due after one year through five years                             3,060         3,091
Due after five years through ten years                              501           501
                                                                -------       -------
Total                                                           $ 5,562       $ 5,632
                                                                =======       =======

Investment securities with an amortized cost of $3,519,107 and a market value of $3,567,819 were pledged to secure the right to participate in the overnight Federal Funds market and for lines of credit at the Federal Home Loan Bank of Indianapolis.

3.  LOANS

Major classifications of loans are summarized as follows:

(in thousands)                                                             AT
                                                              ----------------------------
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------

Commercial                                                      $ 47,661        $ 49,238
Lease financing                                                      283             281
Residential real estate and home equity                            9,683           4,998
Residential construction                                           1,028           1,108
Consumer                                                           3,982           6,964
                                                                --------        --------
Total loans                                                       62,637          62,589
Allowance for loan losses                                          1,198             835
                                                                --------        --------
Net loans                                                       $ 61,439        $ 61,754
                                                                ========        ========

At September 30, 2001 approximately $4,931,511 of loans were outstanding to executive officers, bank directors, principal shareholders and their related interests. During 2001, new loans or advances totaled $1,472,155 and payoffs or repayments were $1,088,396. It is the opinion of management that such loans were made on the same terms and conditions as those to other borrowers and did not involve more that the normal risk of collectibility.

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

                                               NINE MONTHS ENDED                THREE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------------          -----------------------
                                              2001             2000             2001            2000
                                            -------          -------          -------         -------

Balance beginning of year                   $   835          $   715          $ 1,269         $   796
Provision for loan losses                       498              114               23              29
Charge-offs                                     135                4               94
Recoveries                                     --                                --
                                            -------          -------          -------         -------
Net charge-offs                                 135                4               94            --
                                            -------          -------          -------         -------
Balance end of year                         $ 1,198          $   825          $ 1,198         $   825
                                            =======          =======          =======         =======

Reserve as a percentage of loans               1.91%            1.34%

At September 30, 2001, the Company had a loan concentration of approximately $5,190,927 in non-residential building operators and approximately $6,855,625 in a combination of the land-development and single-family residential construction industries.

Nonperforming Loans

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued during the current year is reversed. At September 30, 2001 there were five loans in non-accrual status.

                                                                  SEPTEMBER 30,
                                                                -----------------
(in thousands)                                                   2001       2000
                                                                ------    -------

Impaired Loans:
 Non-accrual loans                                              $ 797     $ 1,491
 Accruing loans 90 days or more past due                          193         --
                                                                -----     -------
  Total nonperforming loans                                     $ 990     $ 1,491
                                                                =====     =======

Nonperforming loans as a percentage of total loans               1.58%       2.43%

Management evaluates the specific allocation of its allowance for loans for non-performing loans based on the borrowers ability to make principal and interest payments in accordance with the contractual terms of the loan agreement and consideration of applicable supporting collateral. Specific reserves related to non-performing assets included in the allowance for loan losses were $467,000 and $135,000 at September 30, 2001 and September 30, 2000, respectively.

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

BANK LINE OF BUSINESS

The Banks' core business activities include attracting deposits from the general public and using such deposits, along with equity capital, to originate commercial loans. The Banks also offer installment and home equity loans to consumers. LCB recently began offering residential mortgage loans, which are primarily sold to third parties. The Banks' results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Results of operation may be positively influenced by non-interest income such as fees related to loan origination and service charges associated with customer deposit accounts. The Banks offer a full array of demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, individual retirement accounts, certificates of deposit and ATM cards. In addition, the Banks offer telephone and Internet banking services.

CASH REQUIREMENTS

On October 1, 1999, MCB sold 91,000 common stock units at a price of $11.00 per unit. Each unit consisted of one share of the Company's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one and one-half shares of common stock at $11.00 per share subject to adjustment in certain circumstances for 36 months. The warrants will be redeemable at five cents per warrant upon 30 days notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $15.00 per share for a period of 20 consecutive trading days. The units constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

On September 27, 2000 MCB sold 34,043 shares of common stock to one investor, in a private offering, at a price of $5.875 per share price.

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

On May 24, 2001, the Company sold 9,804 shares of common stock to one investor, in a private offering, at a $5.10 per share price.

On June 12, 2001, the Company sold 5,000 shares of common stock to one investor, in a private offering, at a $6.00 per share price.

On August 27, 2001, MCB initiated an offering to sell 435,787 units of equity capital as registered with the Securities and Exchange Commission. Each unit is comprised of two shares of common stock and one common stock purchase warrant. As of September 30, 2001, the Company sold 34,570 shares of common stock through the above rights offering, at a $4.50 per share price. The Company needs to raise additional equity capital to fund growth.

NUMBER OF EMPLOYEES

At September 30, 2001 the Company and the Banks employed 26 full-time and 5 part-time employees. The Company does not anticipate any significant staffing increases in the next twelve months.

FINANCIAL CONDITION

Total assets at September 30, 2001 were $80.1 million compared to $83.2 million at December 31, 2000, a decrease of 3.8%. Cash and cash equivalents decreased to $11.0 million from $14.2 million at December 31, 2000. Securities available from sale increased by $630,000 over December 31, 2000 to $5.6 million at September 30, 2001. Net loans at September 30, 2001 were $61.4 million compared to $61.8 at December 31, 2000. Total deposits were $72.7 million and $75.1 million at September 30, 2001 and December 31, 2000, respectively.

RESULTS OF OPERATION

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

During the nine-month periods ended September 30, 2001 and September 30, 2000, the Company reported a net loss of $1.2 million and $567,000, respectively. Interest income on loans totaled $4.3 million and $4.0 million for the nine-month periods ending September 30, 2001 and September 30, 2000, respectively. Interest income earned on securities for the nine-month periods ended September 30, 2001 and September 30, 2000 totaled $247,000 and $207,000, respectively. Interest earned on overnight federal funds was $259,000 and $427,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. Interest expense on deposits were $2.6 million for both nine months ended September 30, 2001 and September 30, 2000.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio and other factors. The allowance is increased by provisions for loan losses, which are charged to income, and reduced by net charge-offs. A provision of $498,000 was deemed necessary during the nine months ended September 30, 2001 compared to a $115,000 provision for the same period ended September 30, 2000.

Non-interest income totaled $196,000 and $109,000 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively. Non-interest expense for the nine months ended September 30, 2001 was $3.0 million compared to $2.6 million for the same period ended September 30, 2000. Legal and professional fees were $304,000 for the nine months ended September 30, 2001. Other non-interest expense was $414,000 and $280,000 for the nine-month periods, respectively. This is an increase in other non-interest expense $134,000 or 47.9%. The primary item that contributed to this increase was the decision to exit from the St. Clair county project. During the quarter ended June 30, 2001 the Company determined that a planned expansion into St Clair County was not economically feasible at that time. In order to account for the development costs associated with this abandoned project, the Company has taken a one-time charge of $270,000 in the quarter ended June 30, 2001. Currently the Company is making payments on a lease for the building at the proposed project. The monthly rent on the building is $3,750 per month during the first five-year period and $4,125 for the last five-year period. The lease terminates in November 30, 2009. The Company is exploring various options with the landlord including subleasing the building.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

During the three-month periods ended September 30, 2001 and September 30, 2000, the Company reported a net loss of $118,000 and $139,000, respectively. Interest income on loans totaled $1.4 million and $1.5 million for the three-month periods ended September 30, 2001 and September 30, 2000, respectively. Interest income earned on securities for the three-month periods ended September 30, 2001 and September 30, 2000 totaled $78,000 and $73,000, respectively. Interest earned on overnight federal funds was $55,000 for September 30, 2001 compared to $130,000 for September 30, 2000. Interest expense on deposits was $773,000 for the three months ended September 30, 2001 compared to $946,000 for the three-month period ended September 30, 2000.

The provision to the loan loss allowance was $23,000 during the three months ended September 30, 2001 compared to a $30,000 provision for the same period ended September 30, 2000.

Non-interest income totaled $66,000 and $45,000 for the three-month periods ended September 30, 2001 and September 30, 2000, respectively. Non-interest expense for the three months ended September 30, 2001 was $926,000 compared to $893,000 for the same period ended September 30, 2000. Legal and professional fees were $81,000 for the three months ended September 30, 2001. Other non-interest expense was $67,000 and $85,000 for the three-month periods, respectively. This is a decrease in other non-interest expense $18,000.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The company from time to time is involved in legal proceedings arising in the ordinary course of business, which in aggregate involves amounts that are believed by management to be immaterial to the financial condition of the company. The Company is not currently involved in legal proceedings that are of a material nature.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Due to the De Novo status of the company, there is a restriction on the payment of dividends for a period of three years from the date of inception.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: None

(b)      Reports on Form 8-K

           No reports on form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.



November 13, 2001                          Michigan Community Bancorp Limited

                                           By:  /s/ David A. McKinnon
                                              ---------------------------------
                                           David A. McKinnon, President and
                                           Chief Executive Officer

                                           By: /s/ Janet C. Smith
                                              ---------------------------------
                                           Janet C. Smith
                                           Chief Financial Officer