Form 10KSB40
period 2001-12-31
MICHIGAN COMMUNITY BANCORP LTD
filed 2002-04-01
CIK 1068901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001          Commission File No. 0-25079

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

                                  586-532-8000
                         (Registrant's telephone number)
                                 --------------


Securities registered under Section 12(g) of the Exchange Act:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, NO PAR VALUE                       OTC BULLETIN BOARD

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Registrants revenues for its most recent fiscal year.  $6,456,000

    As of March 14, 2002, 1,159,389 shares of common stock of the registrant were outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $4,300,434 as of March 14, 2002; based on the average of the bid and asked prices (4 1/2) on that date.

    Transitional Small Business Disclosure Format:    Yes  [ ]    No  [X]

    Portions of the registrant's Proxy Statement of its 2002 Annual Meeting of Shareholders to the extent expressly so stated herein, are incorporated by reference into Part I of this Report.

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





                                     PART I


ITEM 1:      Business


Subsequent Events

             On February 13, 2002 the Board of Directors of Michigan Community Bancorp Limited accepted the resignation of David A. McKinnon, as President, Chief Executive Officer and Director of the Company. At the same time, Mr. McKinnon tendered his resignation as the President, Chief Executive Officer and Director of Lakeside Community Bank and as a Director of North Oakland Community Bank. To replace Mr. McKinnon, J. William Sumner was appointed as Chairman of Board of Directors and Frank Blowers was appointed President and Chief Executive Officer.


The Corporation

        Michigan Community Bancorp Limited (the "Corporation") was incorporated in January 28, 1998 under Michigan law and is a bank holding company, owning all of the outstanding common stock of Lakeside Community Bank ("Lakeside") and North Oakland Community Bank ("North Oakland"), (collectively, the "Banks"). The Banks were organized as Michigan chartered Banks with depository accounts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Banks opened for business on January 5, 1999.

        Lakeside Community Bank offers its banking services throughout Macomb County, Michigan, but primarily in Clinton Township, Macomb Township, Ray Township, Shelby Township, Washington Township, Mt. Clemens, Sterling Heights and Utica. North Oakland Community Bank offers its banking services throughout Oakland County, Michigan, but primarily in Rochester, Rochester Hills, Pontiac, Troy, Auburn Hills, Oakland Township, Orion Township and Lake Orion Village.

        Lakeside and North Oakland are both approved by the Financial Institutions Bureau of the State of Michigan. In January 1999 Lakeside received an initial capitalization of $4,550,000 and North Oakland received an initial capitalization of $4,600,000 from the proceeds of the initial public offering, which we completed in December 1998. The Corporation and the Banks have also been approved by the FDIC and the Board of Governors of the Federal Reserve System.

        Our office and the office of Lakeside are located at 43850 Schoenherr Road, Sterling Heights, Michigan 48313. The main office of North Oakland is located at 1467 North Rochester Road, Rochester Hills, Michigan 48307.

        As of December 31, 2001, the Corporation had total assets of $77.3 million, total deposits of $69.5 million, and shareholders' equity of $7.0 million.


    Products and Services

          Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans maybe either secured or unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. The Banks generally look to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees.

         Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower's operation. In making such loans, the Banks are subject to written policies, reviewed and approved at least annually by the Banks' Board of Directors, pursuant to federal law and regulations. The policies address loan portfolio diversification and prudent underwriting standards, loan administration procedures, and documentation, approval and reporting requirements. In addition, federal regulations impose supervisory loan-to-value applicable to each type of loan secured by real estate.

         Residential Real Estate Loans. From time to time the Banks originate residential mortgage loans, which are generally short-term with maturates of five years or less. The Banks' general policy is subject to review by management as a result of changing market and economic conditions. Requests for long-term fixed rate mortgages are generally originated and subsequently sold with servicing released to an unrelated mortgage company. Requests for these long-term fixed rate mortgages while held by the Banks pending sale are subject to interest rate risk and if rates increase before the loans are sold, a loss may be recognized. The Banks also offer equity lines of credit loans.

         Personal Loans. The Banks make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. The Banks retain substantially all of these loans.

         Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While the Banks do not use a formal credit scoring system, the Bank underwrites their loans carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are, generally expected, to be repaid on a monthly repayment schedule with the source of repayment tied to the borrower's periodic income. In addition consumer collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Banks believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to their efforts to serve the credit needs of the communities and customers that they serve.

         Loan Policy. As a routine part of the Banks business, the Banks make loans to individuals and businesses located within the Banks market areas. The Banks have adopted a Loan Policy that contains general lending guidelines and is subject to review and revision by the Board of Directors from time to time. The Banks seek to make sound loans, while recognizing that lending money involves a degree of business risk.

         Regulatory and supervisory loan-to-value limits are established by
    Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Banks internal limitations follow those limits and in certain cases are more restrictive than those required by the regulators.

         Deposit Services. The Banks offer a broad range of deposit services, including interest bearing and non-interest bearing checking accounts, money market savings accounts, regular savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Banks solicit these accounts from individuals, businesses, associations, financial institutions and government authorities.

        Throughout the year 2001, the Banks have relied on out-of-market or internet certificates of deposit as a source of liquidity. These funds are generally higher in rate and more volatile than a certificate of deposit gathered from the local communities of the Banks marketing areas. During the coming year, the Banks will be focused on increasing the core deposits and relying less on out-of-market and internet certificates of deposits.

         Other Services. The Banks may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Banks policies or legal lending limits. The Banks also provided personal computer based at-home banking. Management believes that the Banks personalized service approach benefits from customer visits to the Banks.

         Competition. The Banks face competition from thrift institutions, credit unions, and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of the Banks competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than the Banks. The Banks compete for loans principally through its ability to communicate effectively with their customers and understand and meet their needs. Management believes that the Banks personal service philosophy enhances their ability to compete favorably in attracting individuals and small businesses. The Banks actively solicit retail customers and will compete for deposits by offering customers personal attention, professional service, ATM capability, and competitive interest rates.

    Market Area

       Lakeside Community Bank provides banking services to Macomb County, primarily Clinton Township, Shelby Township, Washington Township, Sterling Heights, Ray Township, Mt. Clemens and Utica. Macomb County is comprised of 27 cities, villages or townships, ranks third in population out of Michigan's 83 counties and covers 482 square miles. North Oakland Community Bank provides banking services to Oakland County, primarily Rochester, Rochester Hills, Troy, Auburn Hills, Pontiac, Oakland Township, Orion Township and Lake Orion Village. Oakland County is comprised of 61 cities, villages, and townships, ranks second in population out of Michigan's 83 counties and covers 910 square miles.

    Environmental Matters

         The Corporation does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings, and competitive position of the Corporation.

    Employees

         As of December 31, 2001, Michigan Community Bancorp, Limited has 9 full-time and 3 part-time employees. In addition, the Banks employs experienced professional staff. Lakeside currently has 9 full-time employees, while North Oakland currently has 7 full-time employees.

    Business Strategy

        The Corporation emphasizes experienced local management with a strong commitment to the communities located within the primary market areas served by the Banks. The Banks are located in communities that are growing quickly and where there has been a significant impact from the consolidation in the banking industry. They are communities that have a history of community banking but no longer have as many community banks. The Corporation believes that the small to medium-sized industrial and commercial businesses that have been targeted as our future customers are not being adequately served by the larger banks. The Corporation also believes that it has chosen communities where the officers and directors of Michigan Community Bancorp, Lakeside Community Bank and North Oakland Community Bank are active in the community and where community and business leaders are anxious to welcome a locally owned and managed financial institution. The Corporation is committed to providing outstanding customer service and banking products and intend to compete aggressively for banking business through a systematic program of directly calling on both customers and referral sources such as attorneys, accountants, mortgage brokers, insurance agents and other business people, many of whom are already known to our officers and directors.

        Our experienced staff provides personalized service and generates competitively priced loans and deposits. The staff is provided with access to current software and database systems so that they can more easily deliver high-quality products and provide responsive service to customers. Lakeside and North Oakland have entered into agreements with third-party service providers that enable customers to have convenient electronic access to their accounts and other bank products through debit cards, voice response and home banking. The Banks use these third-party service providers to deliver the most up to date services so that they can be at the forefront of technology while minimizing the costs of delivering services to our customers.

    Investments

       The principal investment of the Corporation is the ownership of all the common stock of the Banks. Any funds retained by the Corporation from time to time may be invested in various debt instruments, including but not limited to obligations of, or guaranteed by the United States, general obligations of states or political subdivisions thereof, bankers' acceptances or certificates of deposit of U.S. commercial banks, or commercial paper of U.S. issuers rated in the highest category by a nationally-recognized investment rating service. Although the Corporation is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities, which may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Banks or acquired for its future use, the Corporation has no present plans to do so. The Corporation's Board of Directors may alter the investment policy without shareholder approval.

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

    Community Involvement

        In order to assure that the Banks are true community banks, the Corporation has sought local community leaders to serve as members of the Board of Directors of each bank.

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

         FRANK D. BLOWERS, is the President and Chief Executive Officer of Michigan Community Bancorp Limited, Lakeside Community Bank and North Oakland Community Bank. Prior to joining Lakeside, Mr. Blowers was employed by First of America Bank, N.A. as a Senior Vice President where he was responsible for branch product sales for a region with approximately $750 million in assets. Mr. Blowers has over 30 years of banking experience and previously served as Senior Vice President for Security Bank, St. Clair Shores, Michigan.


    North Oakland Community Bank. In addition to Mr. Blowers, the following individuals serve on the board of directors of North Oakland Community Bank:

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

                           SUPERVISION AND REGULATION


  The following is a summary of certain statutes and regulations affecting the Corporation and the Banks. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Corporation, the Banks and the business of the Corporation and the Banks.

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Banks can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services, Department of Financial Institutions ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Banks, and the public, rather than shareholders of the Corporation.

     Federal law and regulations establish supervisory standards applicable to the lending activities of the Banks, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Corporation

     General. The Corporation is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

     In accordance with Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Corporation might not do so absent such policy. In addition, if the Commissioner deems the Banks capital to be impaired, the Commissioner may require the Banks to restore their capital by a special assessment upon the Corporation as the Banks sole shareholder. If the Corporation were to fail to pay any such assessment, the directors of the Banks would be required, under Michigan law, to sell the shares of the Bank' stock owned by the Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Banks' capital.

     Investments and Activities. In general, any direct or indirect acquisition by the Corporation of any voting shares of any bank which would result in the Corporations direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Corporation with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

     The merger or consolidation of an existing bank subsidiary of the Corporation with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

     With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

     In evaluating a proposal to engage (either de novo or through the acquisition of a going concern) in a non-banking activity, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the bank company, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the bank company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

     Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

     The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board ("FRB") had advised the Corporation of a specific minimum Tier 1 Capital leverage ratio of 8.0% during the Banks' De novo status. The Banks are no longer under a De novo status as of January 2002. It is the Banks intent to continue to maintain a capital ratio no lower then a minimum of 8.0% to continue to be considered adequately capitalized by the FRB. The Federal Reserve Board continues to have the regulatory authority to impose a specific minimum Tier 1 Capital leverage ratio should the situation require it.

     Dividends. The Corporation is a separate and distinct company from the Banks. Most of the Corporation's revenues will be received by it in the form of dividends, if any, paid by the Banks. Thus, the Corporation's ability to pay dividends to its shareholders will indirectly be limited by statutory restrictions on its ability to pay dividends. See "Supervision and Regulation -the Bank - Dividends." Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the corporation's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Banks are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Corporation for an insured bank which fails to meet specified capital levels.

     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as this Corporation, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Corporation is authorized to issue preferred stock and may issue preferred stock with the Board of Directors approval.

The Banks

     General. The Banks are Michigan banking corporations and their deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a BIF-insured Michigan chartered bank, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

     Deposit Insurance. As an FDIC-insured institution, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions are made by the FDIC for each semi-annual assessment period.

     The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels, which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1998, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institutions or their directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the Banks, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the re-capitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF"), which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a condition to regulatory approval of the Bank's formation, the Banks was required to have an initial capitalization sufficient to provide a ratio of Tier 1 capital to total estimated assets of at least 8% at the end of the third year of operation.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:

                                               Total              Tier 1
                                             Risk-Based         Risk-Based
                                           Capital Ratio       Capital Ratio    Leverage Ratio
                                         ------------------------------------------------------


         Well capitalized                   10% or above         6% or above       5% or above
         Adequately capitalized              8% or above         4% or above       4% or above
         Undercapitalized                   Less than 8%        Less than 4%      Less than 4%
         Significantly undercapitalized     Less than 6%        Less than 3%      Less than 3%
         Critically undercapitalized               --             --              A ratio of tangible
                                                                                 equity to total assets
                                                                                  of 2% or less


     Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

     Dividends. Under Michigan law, the Banks are restricted as to the maximum amount of dividends it may pay on their common stock. The Banks may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by the vote of shareholder's owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the banks surplus equals at least 20% of their capital stock, as increased. The Banks may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full.

     Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Banks, if such payment is determined, by reason of the financial conditions of the Banks, to be an unsafe and unsound banking practice.

     Insider Transactions. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Corporation, on investments in the stock or other securities of the Corporation and the acceptance of the stock or other securities of the Corporation as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of the Corporation, to principal shareholders of the Corporation, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Corporation or one of its subsidiaries or a principal shareholder of the Corporation may obtain credit from banks with which the Banks maintain a correspondent relationship.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

     State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the banks meets, and continues to meet, their minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the banks are a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Banks.

     Consumer Protection Laws. The Banks business includes making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated there under, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Banks are subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks and their directors and officers.

     Branching Authority. Michigan banks, such as the Banks, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the FDIC).

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by IBBEA only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997.

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner,
(i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. Territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.


ITEM 2.  PROPERTY

        The Corporation has a ten-year lease for approximately 11,000 square feet in a one-story building located at 43850 Schoenherr, Sterling Heights, Michigan. Effective August 4, 2000, the Corporation leased additional space adjacent to the existing facility. Accordingly, the amended lease requires a monthly rent of $11,080 and expires on August 1, 2008. The facility is equipped with an automated teller machine ("ATM"), a drive through teller window and teller stations inside the building. The space provided by this building is expected to be adequate for our needs and the needs of Lakeside Community Bank for the foreseeable future.

        The Corporation has entered into an assignment of a lease for a building which is utilized for North Oakland's branch operations with approximately 3,100 square feet of office space located at 1467 North Rochester Road, Rochester Hills, Michigan, until December 31, 2004. This facility serves as the main office of North Oakland Community Bank. North Oakland prepaid the entire amount of the lease by making a single payment of $250,000 in August 1998. The prepayment of the rent will be expensed over the lease assignment term that expires on December 31, 2004. North Oakland is also obligated to make monthly ground lease payments of $600 until December 31, 2004. The facility is equipped with an ATM, a drive through teller window and teller stations inside the building. The space provided by this building is expected to be adequate for the needs of North Oakland Community Bank for the foreseeable future.

        The Corporation has a lease for a building in St. Clair County, Michigan that it planned to utilize for possible future expansion. During 2001, the Corporation decided to exit from the St. Clair County project. Management concluded that expansion into St. Clair County was not economically feasible at that time. The Corporation has charged-off expenditures related to the abandoned project totaling approximately $290,000 related to development costs. The Corporation remains liable for the lease of the St. Clair County building at December 31, 2001. Management has included in its charged-off expenditures an accrual of six months related to remaining lease obligations it expects to pay as it vigorously pursues options regarding lease termination or sublease of the building. There are eight years remaining on the lease term. The lease requires a monthly payment of $3,750 for the next three years and $4,125 per month for the last five-year period.

        The Corporation believes its facilities are well maintained and adequately insured.


ITEM 3. LEGAL PROCEEDINGS

             As a depository of funds, the Banks may be named as a defendant in a lawsuit (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the business of the Banks. The following are descriptions of legal proceeding in which MCB is named:

Roy W. Klecha, Jr. and Christine J. Klecha v Michigan Community Bancorp, Ltd

             This is a conversion, unjust enrichment, promissory estoppel, breach of express and implied warranty, and intentional and innocent misrepresentation case brought by Roy and Christine Klecha against Michigan Community Bancorp filed on August 28, 2001 in the Circuit Court of St. Clair County Michigan (Case No. D 01002373-CZ). Michigan Community Bancorp has filed a counterclaim against Roy W. Klecha, Jr. for breach of fiduciary duty, breach of duties under Michigan's Uniform Trade Secrets Act, tortious interference with business expectancy, misappropriation, and breach of contract. In their complaint, the Klechas are demanding $60,000, plus interest, costs and attorney fees. Currently, the case is in the discovery phase, with limited discovery having taken place.

Daniel J. DuVernay, Joseph C. Fournier and Dennis Guiser v Michigan Community Bancorp, Ltd

             This is an intentional misrepresentation, innocent misrepresentation, statutory violations and unjust enrichment case brought by Daniel J. DuVernay, Joseph C. Fournier and Dennis Guiser against Michigan Community Bancorp filed on August 6, 2001 in the Circuit Court of St. Clair County Michigan (Case No. D 01002114). In their complaint, the Plaintiffs are demanding $140,000, plus interest, costs and attorney fees. Currently, the case is in the discovery phase, with limited discovery having taken place. No trial date has been set.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    Michigan Community Bancorp Limited common stock is traded under the symbol "MCBP" in the over-the-counter market and transactions are reported in the National Association of Securities Dealers reporting system known as the "OTC Bulletin Board". As of December 31,2001, there were approximately 400 record holders of the Corporation's Common Stock according to the records maintained by Michigan Community Bancorp Limited's stock transfer agent. The following table sets forth, for the periods indicated, the range of sales prices as reported on the OTC Bulletin Board for each quarter for the last two years.



      2001:                         High         Low
      4th Quarter                 $   4.75     $   3.80
      3rd Quarter                 $   5.50     $   4.25
      2nd Quarter                 $   6.13     $   5.05
      1st Quarter                 $   6.38     $   5.06


      2000:
      4th Quarter                 $   7.00     $   4.81
      3rd Quarter                 $   7.75     $   4.63
      2nd Quarter                 $   8.00     $   5.88
      1st Quarter                 $   8.75     $   5.00



     No cash dividends have been declared to date on the Corporation's common stock. The Corporation expects that all earnings, if any, will be retained to finance the growth of the Corporation and the Banks and that no cash dividend will be paid for the foreseeable future. If and when dividends are declared, the Corporation will be dependent upon dividends paid to it by the Banks for funds to pay dividends on the common stock.

     Information required by Item 701 of Regulation SB regarding unregistered securities sales are listed in the Management Discussion and Anaylsis ("MD&A") under capital and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use if the words "believe," "expect," " intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and it business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

    Management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements.

    The following section presents additional information to assess the financial condition and results of operations of the Corporation and the Banks. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Appendix.

    OVERVIEW

    Michigan Community Bancorp Limited (the "Corporation") was incorporated on January 28,1998 under Michigan law and is a bank holding company, owning all of the outstanding common stock of Lakeside Community Bank and North Oakland Community Bank, (collectively, the "Banks"). The Banks were organized as Michigan chartered banks with depository accounts insured by the Federal Deposit Insurance Corporation. The Banks opened for business on January 5, 1999. The Banks provide a full range of commercial and consumer banking services, primarily in Sterling Heights and Rochester and their surrounding market areas.

    The Corporation's plan of operation has been to establish its management team and to grow in a prudent manner, primarily providing prompt, quality service. Management believes that it has been successful in establishing a management team that can administer the Corporation's growth in such a manner.

    Discussions on the corporation's significant accounting policies is presented in the financial statements.


    FINANCIAL CONDITION

    Summary. Total Assets of the Corporation decreased to $77.3 million at December 31, 2001, from $83.2 million at December 31, 2000. The decrease in assets is primarily attributable to the Banks decrease in deposits from $75.1 million at December 31, 2000 to $69.5 million as of December 31, 2001. The decrease in deposits was part of a plan to reduce the "out-of-market time deposits of the Banks. Management believes that the year 2002 will bring an increase in assets through growth of core deposits.

    Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $8.8 million, or 61.8% to $5.4 million at December 31, 2001, from $14.2 million at December 31, 2000. The decrease was primarily the result of the decrease in deposits.

    Securities. All securities were classified as "Available for Sale." Securities available for sale were $5.0 million for December 31, 2002 and 2001. The securities may be sold to meet the Banks' liquidity needs. The primary objective of the Banks' investing activities is to provide for the safety of the principal invested. Secondary considerations include earnings, liquidity and overall exposure to changes in interest rates.

    Maturities of securities and the weighted average yield for each range of maturities as of December 31, 2001 and December 31, 2000 are disclosed in the table below. Yields are computed without respect to tax equivalency. The Banks have no tax-exempt securities in their portfolios.

                                                                        December 31,
                                               -------------------------------------------------------------
                                                             2001                            2000
                                               -------------------------------------------------------------
                                                   Amortized                         Amortized
                                                      Cost           Yield              Cost        Yield
                                               -------------------------------------------------------------
Due in one year or less                        $      1,001          6.56 %       $     3,977       6.30 %
Due after one year through five years                 3,566          3.26               1,003       6.56
Due after five years through ten years                  406          2.93                   -          -
                                               ---------------------------------------------------------
Total                                          $      4,973          3.91 %       $     4,980       6.35 %


    Loans Held for Sale. At December 31, 2001, the Banks had $2.9 million in loans classified as loans held for sale. The fair value of the loans held for sale is based on commitments on hand from investors or prevailing market prices. The loans held for sale are subject to interest rate risk. If rates increase before the loans are sold a loss may be recognized. Loans held for sale increased because the Corporation actively originated mortgages held for sale in 2001. The Corporation did not engage in this activity in 2000.

    Loan Portfolio. The loan portfolio grew $694,000, or 1.1% to $63.3 million at December 31, 2001 from $62.6 million at December 31, 2000. The majority of loans are made to businesses in the form of commercial real estate mortgages and commercial non-real estate loans. As of December 31, 2001 commercial real estate loans accounted for approximately 49.8% of the Banks total loan portfolio, commercial non-real estate accounts for 24.1% of the portfolio, and residential real estate loans account for 8.2% of the portfolio. The following table shows the loan portfolio composition at December 31, 2001 and December 31, 2000.


(000's omitted)                                          AT DECEMBER 31,
                                         ------------------------------------------------------
                                               2001                          2000
                                         ------------------------------------------------------
                                               AMOUNT         %              AMOUNT       %
                                         ------------------------------------------------------

Mortgage loans on real estate:
Residential 1 - 4 family                  $     5,200         8.2%       $   4,998        8.0%
Commercial                                     31,486        49.8%          28,342       45.3%
Construction                                    4,575         7.2%           4,369        7.0%
Equity lines of credit                          3,100         4.9%           2,452        3.9%
                                          ----------------------------------------------------
                                               44,361        70.1%          40,161       64.2%

Commercial loans                               15,261        24.1%          17,907       28.6%
Consumer installment                            3,661         5.8%           4,521        7.2%
                                          ----------------------------------------------------
Total loans                                    63,283       100.0%          62,589      100.0%
                                                            ======                      ======
Allowance for loan losses                       1,398                          835
                                          -----------                    ---------
Net loans                                 $    61,885                    $  61,754
                                          ===========                    =========

    The following is a schedule of the loan amounts maturing or repricing which are also classified according to their sensitivity to changes in interest rates.

                                                   December 31, 2001
                              -----------------------------------------------------------
                                  Within          One to          After
                                 One Year       Five Years      Five Years       Total
                              -----------------------------------------------------------

Residential 1 - 4 family         $ 1,781         $ 3,298         $   121         $ 5,200
Commercial Mortgage               14,458          15,271           1,757          31,486
Commercial                        11,454           3,567             240          15,261
Construction Mortgage              4,336             239                           4,575
Equity lines of credit             2,928             130              42           3,100
Consumer installment               1,284           2,199             178           3,661
----------------------------------------------------------------------------------------
Total                            $36,241         $24,704         $ 2,338         $63,283
========================================================================================



Loans above with:
Fixed rates                      $ 5,588         $22,283         $ 2,217         $30,088
Floating rates                    30,653           2,421             121          33,195
----------------------------------------------------------------------------------------
Total                            $36,241         $24,704         $ 2,338         $63,283
========================================================================================



    Non-performing Assets. Nonperforming assets are made up of impaired loans in nonaccrual status, loans past due 90 days or more and other repossessed assets. A loan is considered impaired when, based on current information and events, it is probable a creditor will be unable to pay all amounts due (interest as well as principal) according to the contractual terms of the loan agreement.

    As of December 31, 2001, there were eight commercial loans totaling $1.2 million classified as nonaccrual loans. At December 31, 2000 there was a single commercial loan for $41,000 in a nonaccrual status. Management actively manages the loan portfolio, seeking to identify and resolve problem assets at an early stage.




Nonperforming Assets

                                                           December 31,
                                                   --------------------------
                                                      2001             2000
                                                   --------------------------
Nonaccrual loans
Commercial loans                                      $1,215         $   41
Residential loans
Consumer loans                                            77
---------------------------------------------------------------------------
Total nonaccrual loans                                 1,292             41

Accruing loans past due 90 days or more
Commercial loans                                         248
Residential loans
Consumer loans                                            18
---------------------------------------------------------------------------
Total accruing loans past due 90 days or more            266             --
---------------------------------------------------------------------------
Total nonperforming loans                              1,558             41

Other repossessed assets                                 176
---------------------------------------------------------------------------
Total nonperforming assets                            $1,734         $   41
===========================================================================

    If the loans shown above had been paying in agreement with their contractual terms, an additional $64,890 would have been recorded in interest income. Management knows of no other loans that have not been disclosed above that caused them to have doubts about the ability of such borrowers to comply with the contractual loan terms or which may have a material affect on the Corporations balance sheet or results of operations.

    The Banks' policies regarding nonaccrual loans reflect the importance of identifying troubled loans early. Consumer loans are normally charged off no later than 120 days past due, or earlier if deemed uncollectible. Loans other than consumer loans are generally placed on nonaccrual status when management determines that principal or interest may not be fully collectible, unless it is fully collateralized and in the process of collection. Interest previously accrued but not collected on nonaccrual loans is charged against current income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principle is probable.

    Allowance for Possible Loan Losses. The following table shows the allocation of the allowance for possible loan losses by specific category as of the dates indicated. Management considers various qualitative and quantitative factors in its determination of the level of the allowance for loan losses.


(dollars in thousands)                                                         December 31,
                                       -------------------------------------------------------------------------------------------
                                                           2001                                              2000
                                       -------------------------------------------------------------------------------------------
                                                      Percent of                                      Percent of
                                                      Allocated      Percent of                       Allocated        Percent of
                                                      Reserve to     Allocated                        Reserve to       Allocated
                                                      Total Loans    Reserve to                       Total Loans      Reserve to
                                          Amount      Outstanding    Total Reserve         Amount     Outstanding    Total Reserve
                                       -------------------------------------------------------------------------------------------
Commercial Loans                        $ 1,281          2.0%           91.6 %            $  615         1.0%           73.6 %
Residential Real Estate Loans                16          0.0%            1.2                  22         0.0%            2.7
Consumer Loans                               62          0.1%            4.4                  59         0.1%            7.1
Unallocated                                  39          0.1%            2.8                 139         0.2%           16.6
                                       -------------------------------------------------------------------------------------------
Total                                   $ 1,398          2.2%          100.0 %            $  835         1.3%          100.0 %


    The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

     Loan quality is continually monitored and is reviewed by management on a monthly basis. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, analysis of individual loans via a loan review process, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the reserve involves the exercise of judgment by management and reflects various considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

    The Banks maintain an allowance for loan losses believed to be sufficient to absorb credit losses inherent in their loan portfolio. The allowance for loan losses represents an estimate of probable losses in the portfolio at each balance sheet date and is supported by all the relevant information available to management. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in our loan portfolio and credit undertakings that are not specifically identified. We believe that the allowance for loan losses will be adequate to provide for estimated probable credit losses inherent in our existing loan portfolio.

    The allowance for loan losses as a percentage of total loans was 2.2% at December 31, 2001 and 1.3% as of December 31, 2000. Net charge offs for the years 2001 and 2000 were $432,000 and $21,000, respectively. Net charge offs to average total loans were 0.68% and .04% for the year ended December 31, 2001 and 2000, respectively. There were four commercial loan relationships that resulted in charge offs totaling $339,000 or 78.5% of the losses for the year ending December 31, 2001. Accordingly, management increased the provision for possible loan losses to offset these charge offs. The allowance as a percentage of total loans increased due to the increase in non-performing assets. Management believes the current allowance is adequate at December 31, 2001.

    Deposits. Deposits decreased by 7.4%, or $5.6 million, to $69.5 million at December 31, 2001, from $75.1 million at December 31, 2000.

    The following table sets forth the average deposit balances and the weighted average rates paid thereon.

                                                                                December 31,
                                               ------------------------------------------------------------------------------
                                                                  2001                                       2000
                                               ------------------------------------------------------------------------------
(in thousands)                                   Average                      Average    Average                     Average
                                                 Balance      Interest         Rate      Balance     Interest          Rate
                                               ------------------------------------------------------------------------------
Non-interest bearing demand deposits            $ 8,510       $    --          0.00%   $  8,028       $    --          0.00%
Interest-bearing demand and money markets        16,748           565          3.37%      9,860           505          5.12%
Savings accounts                                  1,425            37          2.60%      1,041            30          2.89%
Time deposits less than $100,000                 28,200         1,005          3.56%     31,753         2,000          6.30%
Time deposits $100,000 and over                  18,829         1,665          8.84%     17,458         1,082          6.20%
                                               --------------------------------------------------------------
  Total Average Deposits                         73,712         3,272          4.44%     68,140         3,617          5.31%
                                               -------------------------------         ----------------------

    The Banks operate in very competitive environments. Management monitors rates at other financial institutions in the Banks' market areas to ascertain whether its rates are competitive with the market. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Banks offer business and consumer checking accounts, regular and money market savings accounts and certificates having many options in their terms.

    Premises and Equipment. The Banks total premises and equipment was $1.2 million at December 31, 2001 and $1.5 million at December 31, 2000.

    Capital. To be considered a "well-capitalized" bank by the FDIC, the institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a leverage ratio of at least 5%, and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of December 31, 2001, the Banks are both considered well capitalized. Banks, which are well capitalized, are permitted to pay lower FDIC insurance premiums. See Note 13 of "Notes to Consolidated Financial Statements".

    On October 1, 1999, the Corporation sold 91,000 common stock units, in a private offering, at a price of $11.00 per unit. Each unit consisted of one share of MCB common stock and one redeemable common stock purchase warrant. Each warrant entitled the holder thereof to purchase one and one half shares of common stock at $11.00 per share subject to adjustment in certain circumstances for 36 months. The warrants may be immediately separated from the common stock. The warrants are redeemable at five cents per warrant upon 30 days notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $15.00 per share for a period of twenty consecutive trading days. The units constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

    On September 27, 2000, the Corporation sold 34,043 shares of common stock to one investor, in a private offering, at a price of $5.875 per share. On November 8, 2000, the Corporation sold 25,000 shares of common stock to one investor at a price of $10.00 per share in private offering.

    On February 9, 2001, the Corporation sold 15,674 shares of common stock to one investor, in a private offering, at a price of $6.38 per share. On May 11, 2001, the Corporation sold 3,750 shares of common stock to one investor, in a private offering, at a price of $6.00 per share. On May 24, 2001, the Corporation issued 9,804 shares of common stock to one investor, in a private offering, at a price of $5.10 per share. On June 12, 2001, the Corporation sold 5,000 shares of common stock to one investor, in a private offering, at a price of $6.00 per share.

    The private sales constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

    Rights Offering. Effective August 23, 2001, the Corporation granted rights to its stockholders to purchase up to 335,787 units. Each unit consisted of two shares of its common stock and one class A common stock purchase warrant and was offered at a price of $9.00 per unit. Each warrant entitles the holder thereof to purchase 1.2 shares of common stock at $5.50 per share, subject to adjustment in certain circumstances, for a period of 60 months, at which tine the warrant expires. In addition, at the same time it was granting rights to its existing shareholders, the Corporation also offered 100,000 units on a best efforts basis to the general public. Both offerings expired on December 31, 2001.

    As of December 31, 2001 the Corporation had sold 155,059 units representing 310,118 shares of common stock.




                              RESULTS OF OPERATIONS

    Summary of Results. The Corporation incurred a net loss of $1.9 million, or ($2.17) per share in 2001 as compared to a net loss of $840,000, or ($1.09) per share in 2000. Significant additions to the allowance for possible loan losses contributed to the net loss in 2001. The provision for possible loan losses was $995,000 for the year ended December 31, 2001 as compared to $141,000 for the year ended December 31, 2000. Total salaries and employee benefits decreased by 13.0% in 2001 as compared to the previous year's increase of 67.5% from 1999 to 2000. Management expects even further decreases in salaries and employee benefits during 2002 and believes that expenditures made in 2001 have created the infrastructure for future growth and profitability in subsequent years.

    The following table contains selected performance ratios (in thousands, except per share data).

                                                      December 31,
                                              --------------------------
        Earnings (Loss) ratios:                  2001              2000
                                              --------------------------
        Return on average assets                -2.3%             -1.1%
        Return on average equity               -26.7%            -11.2%
        Average equity to average assets         8.6%              9.9%
        Dividend payout ratio                     NA                NA


      Net Interest Income. The following table presents our consolidated average balances of earning assets, interest bearing liabilities and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category and the net interest margin for the periods indicated. Average loans are presented net of unearned income and gross of the allowance for loan losses. Interest on loans includes loan fees. Interest income is presented on a non-tax equivalent basis.





For the year ended December 31                                        2001                                     2000
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                       Average                      Average      Average                     Average
                                                     Balance        Interest       Rate        Balance       Interest        Rate
                                                  ------------     ---------     ---------   ----------     ---------     ---------

Assets
Interest-bearing balances w/banks                  $    681        $     7         1.03%      $     --       $    --         0.00%
Federal funds sold                                    6,844            287         4.19%         9,491           597         6.29%
Securities                                            5,517            307         5.56%         4,556           288         6.32%
Loans, including fees                                63,767          5,574         8.74%        57,426         5,717         9.96%
                                                   --------        -------        ------      --------       -------        ------

Total earning assets/interest income                 76,809          6,175         8.04%        71,473         6,602         9.24%

Cash and due from banks                               3,675                                      2,499
Allowance for loan losses                            (1,062)                                      (796)
Other assets                                          2,016                                      2,958
                                                   --------                                   --------
  Total assets                                     $ 81,438                                   $ 76,134
                                                   ========                                   ========

Liabilities and Equity
Interest-bearing demand and money markets          $ 16,748        $   565         3.37%      $  9,860       $   505         5.12%
Savings accounts                                      1,425             37         2.60%         1,041            30         2.89%
Time deposits less than $100,000                     28,200          1,665         5.90%        31,753         2,000         6.30%
Time deposits $100,000 and over                      18,829          1,005         5.34%        17,458         1,082         6.20%
                                                   --------        -------        ------      --------       -------        ------
  Total interest-bearing liabilities interest
   expense                                           65,202          3,272         5.02%        60,112         3,617         6.02%
                                                   --------        -------                    --------       -------

Non-interest bearing demand deposits                  8,510                                      8,028
Other liabilities                                       705                                        490
Shareholders' equity                                  7,021                                      7,504
                                                   --------                                   --------
Total liabilities and shareholders'
 equity                                            $ 81,438                                   $ 76,134
                                                   ========                                   ========
Net interest income                                                $ 2,903                                   $ 2,985
                                                                   =======                                   =======
Net interest spread                                                                3.02%                                     3.22%
                                                                                  ======                                    ======
Net interest margin                                                                3.78%                                     4.18%
                                                                                  ------                                    ------

    Volume/Rate Analysis of Net Interest Income. The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (Volume) or average rates (Rate/Yield) for the periods shown.

                                                               2001/2000                                2000/1999
                                       ------------------------------------------------------------------------------------
(Dollars in thousands)                          Increase/(Decrease)* In                     Increase/(Decrease)* In
                                         Volume      Rate/Yield            Net         Volume       Rate/Yield       Net
                                       ------------------------------------------------------------------------------------

Interest-bearing balances w/banks            7            --                  7            (2)           (2)           (4)
Federal Funds Sold                        (141)         (169)              (310)           (8)          128           120
Securities                                  44           (25)                19           208             9           217
Loans, including fees                    1,368        (1,511)              (143)        3,610           115         3,725
                                       ------------------------------------------------------------------------------------
Total interest income                    1,278        (1,705)              (427)        3,808           250         4,058


Interest-bearing demand and MMDA           118           (58)                60           294            74           368
Savings accounts                            10            (3)                 7             6            (1)            5
Time deposits < $100,000                   (69)         (266)              (335)        1,476            90         1,566
Time deposits > $100,000                   (12)          (65)               (77)          380            79           459
                                       ------------------------------------------------------------------------------------
Total interest expense                      47          (392)              (345)        2,156           242         2,398
                                       ------------------------------------------------------------------------------------
Net interest income                      1,231        (1,313)               (82)        1,652             8         1,660


* The change in interest due to both volume and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

    Allowance for Possible Loan Losses. The Corporation had an allowance for possible loan losses of approximately 2.2% and 1.3% of total loans at December 31, 2001 and 2000, respectively. The provision for possible loan losses for the year ended December 31, 2001 and 2000 was $995,000 and $141,000, respectively.

     Non-Interest Income. Non-interest income for the year ended December 31, 2001 and 2000 were $281,000 and $170,000, respectively. The Corporation during the last half of 2001 actively originated residential mortgage loans primarily classified as Held for Sale. This resulted in a gain on sale of these loans of $71,000 for the year ended December 31, 2001. Service charges on deposit accounts also increase by 36.1% or $35,000 when comparing the year ended 2001 and 1999.

    Non-Interest Expense. Non-interest expense for the year ended December 31, 2001, was $4.1 million and December 31, 2000 was $3.9 million. The main components of non-interest expense were salaries and benefits, which totaled $1.9 million for the year-ended December 31, 2001 and $2.2 million for the year ended December 31, 2000. The decrease in salaries and benefits was offset by the increase in occupancy expense of $377,000 from 2000 to 2001. The Corporation accrued approximately $290,000 to occupancy expense for possible costs related to the abandoned expansion project in St Clair County Michigan. Other significant components of non-interest expense consisted of professional fees, data processing fees and marketing expenses.


                         Liquidity and Capital Resources

    The Corporation obtained its initial equity capital in an initial public offering of its common stock in December 1998. The Corporation's plan of operation for the next twelve months does not contemplate the need to raise additional capital during that period. Management believes that its current capital and liquidity will provide the Corporation with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next twelve months.


As of December 31, 2001:                                                 To be adequately            To be well
 Total risk based capital                             Actual                Capitalized              Capitalized
                                              ---------------------     -------------------    ---------------------
       (to risk-weighted assets)                Amount      Ratio         Amount     Ratio        Amount      Ratio
                                              ---------------------     -------------------    ---------------------

           Consolidated                       $  6,940       10.5%      $  5,296       8.0%    $  6,620     10.0%
           Lakeside Community Bank            $  4,417       11.9%      $  2,964       8.0%    $  3,705     10.0%
           North Oakland Community Bank       $  3,463       11.9%      $  2,322       8.0%    $  2,903     10.0%


    The Corporation's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposits equivalents, federal funds sold, and the issuance of common stock. An additional source of liquidity, as the need arises, is out-of-market or internet certificates of deposits. The out-of-market and internet certificates of deposits usually require a higher interest rate and are a more volatile source of liquidity. As of December 31, 2001 the Banks have $14.5 million in out-of-market certificates of deposits. Management is formulating plans to minimize the use of out-of-market certificates of deposits in 2002. The Corporation had borrowing capability on an unused line of credit with FHLB at December 31, 2001 of $489,433. Liquidity management involves the ability to meet the cash flow requirements of the Banks' customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

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



               Asset Liability Management and Market Risk Analysis

    Asset liability management aids the Corporation in maintaining liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. Management monitors the Corporation's exposure to interest rate change using a rate sensitive GAP analysis.

    The following table shows the maturity and re-pricing distribution of the Corporation's interest-earning assets and interest-bearing liabilities as of December 31, 2001. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. For purposes of this table, an asset or liability is considered rate sensitive within a period when it matures or could be re-priced within such period, generally according to its contractual terms.

                                                       After three    After one
(in thousands)                             Within       months but     year but          After
                                           three        within one     within five       five
Interest earning assets                    months          year          years           years          Total
                                       -------------------------------------------------------------------------


  Federal funds sold                    $  3,100                                                       $  3,100
  Securities, at fair value                             $  1,030        $  3,594        $    407          5,031
  Federal Home Loan Bank stock               108                                                            108
  Loans, excluding non-accrual            28,782           1,981          29,478           3,042         63,283
                                       -------------------------------------------------------------------------
Total                                   $ 31,990        $  3,011        $ 33,072        $  3,449       $ 71,522
                                       -------------------------------------------------------------------------


Interest bearing liabilities


NOW and money market accounts           $ 20,547                                                        $ 20,547
Savings deposits                           2,359                                                           2,359
Time deposits less than $100,000           6,595        $  6,225        $ 12,841                          25,661
Time deposits of $100,000 or more          8,356           6,578           2,298                          17,232
                                       -------------------------------------------------------------------------
Total                                   $ 37,857        $ 12,803        $ 15,139        $     --        $ 65,799
                                       -------------------------------------------------------------------------


Rate sensitivity gap                    $ (5,867)       $ (9,792)       $ 17,933        $  3,449        $  5,723
                                       -------------------------------------------------------------------------
Cumulative rate sensitivity gap         $ (5,867)       $(15,659)       $  2,274        $  5,723
                                       -------------------------------------------------------------------------


Rate sensitivity gap ratio                  -7.9%          -13.2%           24.1%            4.6%
                                       -----------------------------------------------------------
Cumulative rate sensitivity gap             -7.9%          -21.0%            3.1%            7.7%
                                       -----------------------------------------------------------




    The table above does not necessarily indicate the impact that general interest rate movements would have on our net interest margin, because the re-pricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as re-pricing within the same period may, in fact, re-price at different times and by different increments. At December 31, 2001, we are considered "liability sensitive" within the one-year window according to the preceding table. In a rising rate environment, we might not be able to increase rates on interest-earning assets as fast as the increase in rates on interest-bearing liabilities.

    The Corporation uses various modeling techniques to measure sensitivity to changes in interest rates in addition to the schedule of maturities and re-pricing shown above. Our internal policy limits our exposure to a 100 basis point change in interest rates in one year, to 5% of net interest income. At December 31, 2001 based upon our calculations, we are within our policy guidelines. We also have policies limiting our exposure to changes in the economic value of equity, (often referred to as the "EVE" analysis) whereby its policy states that the change in the economic value of our equity shall be limited to 20% in an environment where there is a 100 basis point change in interest rates and 30% where there is a 200 basis point change in interest rates. At December 31, 2001 the Banks are well within these policy limits.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Corporation has experienced significant losses from operations

         Lakeside and North Oakland have been operating since January 5, 1999 and to date have not been able to generate sufficient revenue to fund operations. Through December 31, 2001, 2000 and 1999, MCB has experienced operating losses of $1.9 million, $840,000 and $1.8 million or ($2.17), ($1.09) and ($2.66) per share respectively. As a result of start-up expenditures and the time it takes to develop a deposit base and loan portfolio, MCB cannot accurately predict the pace and extent of revenue growth.

The Corporation is exposed to a cyclical local economy

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

The Corporation is subject to government regulation and monetary policy

         MCB and the Banks have received all regulatory approvals and satisfied all conditions necessary to organize and establish the Banks. These conditions included, among other things, that: (i) beginning paid-in capital of North Oakland not be less than $4.6 million and beginning paid-in-capital of LCB not be less than $4.55 million; (ii) each Bank maintains a ratio of Tier 1 leverage capital to total assets for the first three years after commencing business of at least 8.0% and an adequate valuation reserve; (iii) each Bank has its financial statements audited by a public accountant for at least the first three years; (iv) each Bank file its Certificate of Paid in Capital and Surplus with the FIB; and (v) any changes in executive management of each Bank be submitted to the bank regulatory agencies in advance for their approval. Regulatory capital requirements imposed on the Banks may have the effect of constraining future growth, absent the infusion of additional capital. The Tier 1 capital to average assets ratio at December 31, 2001 was 8.6% for Lakeside Community Bank and North Oakland Community Bank.

         MCB and each of the Banks are subject to extensive state and federal government supervision and regulation. State and federal banking laws subject the Banks to substantial limitations with respect to loans, purchase of securities, payment of dividends and many other aspects of their banking business. Applicable laws, regulations, interpretations and enforcement policies have been subject to significant and sometimes retroactively applied changes and may be subject to significant future changes. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. There can be no assurance that future legislation or government policy will not adversely affect the banking industry, the operations of the Banks, or shareholders. The burden imposed by federal and state regulations may place banks in general, and MCB and the Banks specifically, at a competitive disadvantage compared to less regulated competitors. Federal economic and monetary policy may affect the Banks' ability to attract deposits, make loans and achieve satisfactory interest rate spreads.

The Corporation doesn't anticipate paying dividends for the foreseeable future

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

The Corporation is dependent upon the Banks' operations for operating funds

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

The Corporation faces strong competition from a variety of competitors

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

The Corporation faces lending risks and lending limits

         The risk of nonpayment of loans is inherent in commercial banking, and nonpayment, if it occurs, would likely have a material adverse effect on MCB's earnings and overall financial condition as well as the value of the Common Stock. Lakeside and North Oakland have a limited operating history and therefore our customers do not have a long established credit history with the Banks. Management attempts to minimize credit exposure by carefully monitoring the concentration of loans within specific industries and through prudent loan application and approval procedures, but there can be no assurance that such monitoring and procedures will reduce such lending risks. Credit losses can cause insolvency and failure of a financial institution, and in such event, shareholders could lose their entire investment. The general per customer lending limit of each Bank is approximately $900,000. Accordingly, the size of the loans, which the Banks can offer to potential customers, is less than the size of loans which most of the Banks' competitors with larger lending limits are able to offer. This limit initially may affect the ability of the Banks to seek relationships with the area's larger businesses. The Banks expect to accommodate loan volumes in excess of its lending limit through the sale of participations in such loans to other banks. However, there can be no assurance that the Banks will be successful in attracting or maintaining customers seeking larger loans or that the Banks will be able to engage in participations of such loans on terms favorable to the Banks.

The Corporation could be Negatively impacted by changes in interest rates and economic conditions

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

The Corporation may need to spend significant money to keep up with technology to remain competitive

         The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to providing better service to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. MCB's future success depends in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the operation of the Banks. Many of MCB's competitors have substantially greater resources to invest in technological improvements. Such technology may permit competitors to perform certain functions at a lower cost than the Banks. There can be no assurance that the Banks will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers

ITEM 7. FINANCIAL STATEMENTS

    The financial statements of Michigan Community Bancorp Limited together with the report of Plante & Moran, LLP, can be found beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with the Corporation's independent public accountants.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.


             EXHIBIT              EXHIBIT DESCRIPTION
             NUMBER

              3.1*       Restated Articles of Incorporation of the Corporation.

              3.2*       Bylaws of the Corporation.

              4.1* See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Corporation defining rights of the holders of Common Stock of the Corporation.


              10.1* Sublease between the Corporation and Rite Aid of Michigan, Inc. for the property located at 43850 Schoenherr, Sterling Heights, Michigan



              10.2* Assignment and Acceptance of Lessee's Interest with Lessor's Consent between the Corporation, First of America, national Association and North Hill Center, for property located at 1467 North Rochester Road, Rochester Hills, Michigan.




              10.3* Data Processing Agreement between Lakeside Community Bank and Rurbanc Data Services, Inc.


              10.4* Data Processing Agreement between North Oakland Community Bank and Rurbanc Data Services, Inc.


              10.5*      1998 Non-Employee Director Stock Option Plan

              10.6*      1998 Employee Incentive Stock Option Plan

              10.7** Lease Agreement between the Corporation and Nimrod Corp. for property located at 800 Pointe Tremble Road, St. Clair County, Michigan

              10.8** Amendment to Lease* between the Corporation and Rite Aid of Michigan for property located at 43850 Schoenherr, Sterling Heights, Michigan.

              22*        Subsidiaries of the Registrant

* Incorporated by Reference from the Registrant's Registration Statement on Form SB-2, Commission File Number 333-17317.


** Incorporated by reference from the Registrant's Form 10KSB for the year ended December 31, 2000, Commission File Number 0-25079.

                               MICHIGAN COMMUNITY
                                 BANCORP LIMITED

                        --------------------------------

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2001



MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                                                        CONTENTS



REPORT LETTER                                                               F-1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheet                                                           F-2

    Statement of Changes in Stockholders' Equity                            F-3

    Statement of Operations                                                 F-4

    Statement of Cash Flows                                                 F-5

    Notes to Consolidated Financial Statements                        F-6 - F-27

                        [PLANTE & MORAN, LLP LETTERHEAD]




                          Independent Auditor's Report



To the Board of Directors
Michigan Community Bancorp Limited


We have audited the consolidated balance sheet of Michigan Community Bancorp Limited and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for each year in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Community Bancorp Limited and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/ PLANTE & MORAN, LLP


Auburn Hills, Michigan
February 20, 2002

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------

                                                      CONSOLIDATED BALANCE SHEET
                                           (000S OMITTED, EXCEPT PER SHARE DATA)




                                                                                  December 31
                                                                              --------------------
                                                                                2001        2000
                                                                              --------    --------
                                     ASSETS
Cash and due from banks                                                       $  2,201    $  4,282
Federal funds sold                                                               3,100       9,900
Interest-bearing deposits in banks                                                 137          36
                                                                              --------    --------

                Total cash and cash equivalents                                  5,438      14,218

Securities available for sale (Note 3)                                           5,031       5,002
Federal Home Loan Bank stock - At cost                                             108         103
Loans held for sale                                                              2,946        --

Loans (Note 4)                                                                  63,283      62,589
Less allowance for possible loan losses (Note 4)                                 1,398         835
                                                                              --------    --------

                Net loans                                                       61,885      61,754

Premises and equipment - Net (Note 5)                                            1,189       1,457
Interest receivable and other assets                                               700         709
                                                                              --------    --------

                Total assets                                                  $ 77,297    $ 83,243
                                                                              ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
   Deposits (Note 6) :
        Noninterest-bearing                                                   $  3,739    $  9,317
        Interest-bearing                                                        65,799      65,788
                                                                              --------    --------

                Total deposits                                                  69,538      75,105

    Interest payable and other liabilities                                         762         708
                                                                              --------    --------

                Total liabilities                                               70,300      75,813

STOCKHOLDERS' EQUITY (Note 13)
    Preferred stock, no par value, 1,000,000 shares authorized, none issued       --          --
    Common stock-$5.00 stated value (Note 8):
        Authorized-9,000,000 shares
        Issued and outstanding-1,159,389 shares and 815,043 shares at
              December 31, 2001 and 2000, respectively                           5,797       4,075
    Capital surplus                                                              6,250       6,565
    Accumulated deficit                                                         (5,108)     (3,232)
    Accumulated other comprehensive income                                          58          22
                                                                              --------    --------

                Total stockholders' equity                                       6,997       7,430
                                                                              --------    --------

                Total liabilities and stockholders' equity                    $ 77,297    $ 83,243
                                                                              ========    ========




See Notes to Consolidated Financial    F-2
    Statements.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF CHANGES IN
                                                            STOCKHOLDERS' EQUITY
                                           (000S OMITTED, EXCEPT PER SHARE DATA)


                                                                                    Accumulated
                                                                                       Other             Total
                                             Common     Capital   Accumulated      Comprehensive    Stockholders'
                                              Stock     Surplus     Deficit        (Loss) Income       Equity
                                             -------    -------   -----------     --------------    ------------
BALANCE - January 1, 1999                    $ 3,325    $ 5,880    $  (560)             $  --            $ 8,645

Private placement of stock (Note 8)              455        546       --                   --              1,001

Cost of private placement                       --          (16)      --                   --                (16)

Comprehensive loss:
  Net loss                                      --         --       (1,832)                --             (1,832)
  Change in unrealized loss on
    securities available for sale               --         --         --                    (10)             (10)
                                                                                                         -------

              Total comprehensive loss                                                                    (1,842)
                                             -------    -------    -------              -------          -------

BALANCE - December 31, 1999                    3,780      6,410     (2,392)                 (10)           7,788

Private placement of stock (59,043 shares)       295        155       --                   --                450
Comprehensive loss:
  Net loss                                      --         --         (840)                --               (840)
  Change in unrealized gain on
    securities available for sale               --         --         --                     32               32
                                                                                                         -------

              Total comprehensive loss                                                                      (808)
                                             -------    -------    -------              -------          -------

BALANCE - December 31, 2000                    4,075      6,565     (3,232)                  22            7,430

Private placement of stock (34,228 shares)       171         31       --                   --                202

Rights offering (Note 8)                       1,551       (155)      --                   --              1,396

Cost of rights offering                         --         (191)      --                   --               (191)

Comprehensive loss:
  Net loss                                      --         --       (1,876)                --             (1,876)
  Change in unrealized gain on
    securities available for sale               --         --         --                     36               36
                                                                                                         -------

              Total comprehensive loss                                                                    (1,840)
                                             -------    -------    -------              -------          -------

BALANCE - December 31, 2001                  $ 5,797    $ 6,250    $(5,108)             $    58          $ 6,997
                                             =======    =======    =======              =======          =======


See Notes to Consolidated Financial    F-3
    Statements.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                           (000S OMITTED, EXCEPT PER SHARE DATA)

                                                         Year Ended December 31
                                                     ------------------------------
                                                       2001      2000       1999
                                                     -------    -------    -------

INTEREST INCOME
   Interest and fees on loans                        $ 5,574    $ 5,717    $ 1,992
   Interest on securities                                314        288         75
   Interest on federal funds sold                        287        597        477
                                                     -------    -------    -------

           Total interest income                       6,175      6,602      2,544

INTEREST EXPENSE - Interest on deposits                3,272      3,617      1,219
                                                     -------    -------    -------

NET INTEREST INCOME                                    2,903      2,985      1,325

PROVISION FOR POSSIBLE LOAN LOSSES (Note 4)              995        141        715
                                                     -------    -------    -------

NET INTEREST INCOME - After provision for possible
     loan losses                                        1,908      2,844       610

NONINTEREST INCOME
    Service charges on deposits                          132         97         18
    Loss on sale of securities                            --         --        (12)
    Gain on sale of loans                                 71         --         --
    Other service charges and fees                        54         62         23
    Other                                                 24         11         21
                                                     -------    -------    -------

           Total noninterest income                      281        170         50

NONINTEREST EXPENSES
    Salaries and employee benefits                     1,913      2,200      1,313
    Occupancy expense                                  1,024        647        556
    Advertising and promotion                            143         88         99
    Professional fees                                    421        394        165
    Data processing fees                                 112         48         96
    Other                                                452        477        263
                                                     -------    -------    -------

           Total noninterest expenses                  4,065      3,854      2,492
                                                     -------    -------    -------

LOSS - Before federal income tax                      (1,876)      (840)    (1,832)

PROVISION FOR FEDERAL INCOME TAX (Note 7)                 --         --         --
                                                     -------    -------    -------

NET LOSS                                             $(1,876)   $  (840)   $(1,832)
                                                     =======    =======    =======

NET LOSS PER COMMON SHARE - Basic and fully
    diluted (Note 1)                                 $ (2.17)   $ (1.09)   $ (2.66)
                                                     =======    =======    =======





See Notes to Consolidated Financial    F-4
    Statements.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                  (000S OMITTED)




                                                                                 Year Ended December 31
                                                                           ---------------------------------
                                                                             2001        2000        1999
                                                                           --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $ (1,876)   $   (840)   $ (1,832)
  Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation and amortization                                             285         266         220
      Loss on sale of securities                                               --          --            12
      Provision for loan losses                                                 995         141         715
      Net amortization and accretion of securities                              (88)        (14)         (3)
      Increase in loans held for sale                                        (2,946)       --          --
      (Increase) decrease in accrued interest receivable
        and other assets                                                          9        (157)       (262)
      Increase in accrued interest payable and other liabilities                 54         368          22
                                                                           --------    --------    --------

          Net cash used in operating activities                              (3,567)       (236)     (1,128)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                   5,000       1,500        --
  Proceeds from sales of securities available for sale                         --          --         1,980
  Purchase of securities available for sale                                  (4,905)     (3,482)     (4,973)
  Purchase of Federal Home Loan Bank stock                                       (5)       --          (103)
  Net increase in loans                                                      (1,126)    (15,983)    (46,627)
  Premises and equipment expenditures                                           (17)       (127)     (1,049)
                                                                           --------    --------    --------

          Net cash used in investing activities                              (1,053)    (18,092)    (50,772)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in noninterest-bearing deposit accounts            (5,578)      4,080       5,237
  Net increase in interest-bearing deposit accounts                              11      19,388      46,400
  Net proceeds from issuance of stock                                         1,407         450         985
                                                                           --------    --------    --------

          Net cash provided by (used in) financing
            activities                                                       (4,160)     23,918      52,622
                                                                           --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (8,780)      5,590         722

CASH AND CASH EQUIVALENTS - Beginning of year                                14,218       8,628       7,906
                                                                           --------    --------    --------

CASH AND CASH EQUIVALENTS - End of year                                    $  5,438    $ 14,218    $  8,628
                                                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash
  paid for interest                                                        $  2,940    $  3,346    $    921



See Notes to Consolidated Financial    F-5
    Statements.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               BASIS OF PRESENTATION AND CONSOLIDATION - The consolidated financial statements include the accounts of Michigan Community Bancorp Limited (the "Corporation") and its wholly owned subsidiaries, Lakeside Community Bank and North Oakland Community Bank (collectively, the "Banks"). All significant intercompany accounts and transactions have been eliminated in consolidation.

               USE OF ESTIMATES - The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

               NATURE OF OPERATIONS - Michigan Community Bancorp Limited was incorporated on January 28, 1998 as a bank holding company to establish and operate two new banks, Lakeside Community Bank ("Lakeside") in Sterling Heights, Michigan and North Oakland Community Bank ("North Oakland") in Rochester Hills, Michigan. The Banks operate and serve customers in Oakland and Macomb counties in the state of Michigan. The Banks are engaged in the business of general commercial and retail banking. The Banks offer a variety of deposit products including checking accounts, savings accounts, and time deposits. The Banks conduct lending activities in the residential and commercial mortgage markets, in the general commercial market, and the consumer installment marketplace.

               SECURITIES - Securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as "available for sale" and recorded at fair value. Any decision to sell a security available for sale will be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Cost is adjusted for accretion of discounts to maturity and amortization of premiums to the earlier of maturity or call date. Unrealized gains and losses for available-for-sale securities are excluded from earnings and recorded, net of tax, as a component of comprehensive income in stockholders' equity.

               LOANS HELD FOR SALE - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               LOANS - Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

               The accrual of interest on loans is discontinued at the time the loan is 90 days' delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

               All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

               ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

               The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

               A loan is considered impaired when, based on current information and events, it is probable that the Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

               Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

               CREDIT-RELATED FINANCIAL INSTRUMENTS - In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

               FORECLOSED ASSETS - Foreclosed assets include property acquired through, or in lieu of, loan foreclosure. Foreclosed assets are recorded in other assets at the lower of the amount of the loan balance plus unpaid accrued interest or the estimated fair value less selling costs at the time of foreclosure. Any write-down of the loan balance to estimated fair value when the property is acquired is charged to the allowance for loan losses. Subsequent market write-downs, operating expenses, and gains or losses on disposition of the foreclosed asset are charged or credited to other operating expense.

               PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is primarily computed using the straight-line method. Building improvements and furniture and equipment are amortized over their estimated useful lives.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               INCOME TAXES - The Corporation files a consolidated federal income tax return with its subsidiary banks. The Corporation uses the asset and liability method of accounting for income taxes. Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

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

               EARNINGS PER COMMON SHARE - Earnings (loss) per share is calculated in accordance with SFAS No. 128. Accordingly, for basic earnings per share, the weighted average number of shares outstanding is based on the actual number of shares issued and outstanding during the period. For fully diluted earnings per share, the dilutive potential common shares from the Corporation's stock option plan and the warrants issued would be added to the weighted average shares using the treasury stock method. However, those potential shares have not been included in 2001, 2000, or 1999 because the effect would be antidilutive.

               Earnings per common share have been computed based on the following:

                                                         2001        2000         1999
                                                         ----        ----         ----
               Weighted average shares - Basic         $864,496     $768,618     $687,937

               OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The only item included in "accumulated other comprehensive income" at December 31, 2001, 2000, and 1999 is the net unrealized gains and losses on available-for-sale securities.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               ADOPTION OF FAS NO. 133 - On January 1, 2001, the Corporation adopted Statement on Financial Accounting Standards No. 133 (FAS
               133), Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 required that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

               The Corporation has not, to date, invested in hedge transactions or derivative instruments as defined in the standards. As a result, the implementation of SFAS No. 133 had no effect on its consolidated financial position or results of operations.

               RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY)

               The condensed financial information that follows presents the financial condition of the parent corporation only, along with the results of its operations and its cash flows. The parent corporation has recorded its investment in its subsidiaries at cost plus its share of the undistributed earnings of the subsidiaries since acquired. The parent corporation recognizes dividends from the subsidiaries as revenue and undistributed earnings of the subsidiaries as other income. The parent corporation financial information should be read in conjunction with the Corporation's consolidated financial statements.


                                 BALANCE SHEET
                     (000S OMITTED, EXCEPT PER SHARE DATA)

                                                        December 31
                                                      ---------------
                                                       2001     2000
                                                      ------   ------

                                          ASSETS

              Cash and due from banks                 $  122   $  193
              Investment in subsidiaries               7,104    7,162

              Premises and equipment                      55       86

              Other assets                                65       64
                                                      ------   ------

                              Total assets            $7,346   $7,505
                                                      ======   ======

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999


NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY)
         (CONTINUED)



                           BALANCE SHEET (Continued)
                     (000S OMITTED, EXCEPT PER SHARE DATA)

                                                          December 31
                                                       ------------------
                                                         2001       2000
                                                       -------    -------
            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES - Interest payable and other liabilities   $   349    $    75

STOCKHOLDERS' EQUITY
   Preferred stock - No par value                           --         --
   Common stock - $5 par value                           5,797      4,075
   Capital surplus                                       6,250      6,565
   Accumulated deficit                                  (5,108)    (3,232)
   Accumulated other comprehensive loss                     58         22
                                                       -------    -------

        Total stockholders' equity                       6,997      7,430
                                                       -------    -------

        Total liabilities and stockholders' equity     $ 7,346    $ 7,505
                                                       =======    =======

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999



NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY)
         (CONTINUED)

                             STATEMENT OF OPERATIONS
                                 (000S OMITTED)

                                                        Year Ended December 31
                                                     -----------------------------
                                                       2001      2000        1999
                                                     -------    -------    -------
INTEREST INCOME                                      $     2    $    12    $     9

INTEREST EXPENSE                                          --         --         --

NET INTEREST INCOME                                        2         12          9

NONINTEREST INCOME
   Management fees                                       811        636        660
   Data processing fees                                   --         --         96
   Other                                                  --         --          4
                                                     -------    -------    -------

        Total noninterest income                         811        636        760

NONINTEREST EXPENSES
   Salaries and employee benefits                        898        782        434
   Occupancy                                             506        175        185
   Professional fees                                     225        192         77
   Supplies                                               11         13         15
   Outside processing charges                             21         13          5
   Telephone and communications expenses                  10         10         12
   Insurance                                              11          8          6
   Advertising and promotion                              52         51         37
   Other                                                  11         18         46
                                                     -------    -------    -------

        Total noninterest expenses                     1,745      1,262        817
                                                     -------    -------    -------

LOSS - Before equity in losses of subsidiary
    banks and federal taxes                             (932)      (614)       (48)

PROVISION FOR FEDERAL INCOME TAXES                        --         --         --
                                                     -------    -------    -------

LOSS - Before equity in losses of subsidiary banks      (932)      (614)       (48)

EQUITY IN LOSSES OF SUBSIDIARY BANKS                    (944)      (226)    (1,784)
                                                     -------    -------    -------

NET LOSS                                             $(1,876)   $  (840)   $(1,832)
                                                     =======    =======    =======

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999



NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY)
         (CONTINUED)

                            STATEMENT OF CASH FLOWS
                                 (000S OMITTED)

                                                         Year Ended December 31
                                                     -----------------------------
                                                       2001      2000       1999
                                                     -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                         $(1,876)   $  (840)   $(1,832)
    Adjustments to reconcile net loss to net
      cash from operating activities:
        Undistributed earnings of subsidiary banks       944        226      1,784
        Depreciation                                      35         33          1
        (Increase) decrease in other assets               (1)       (58)       284
        Increase (decrease) in other liabilities         274         48       (291)
                                                     -------    -------    -------

          Net cash used in operating activities         (624)      (591)       (54)

CASH FLOWS FROM INVESTING ACTIVITIES
    Premises and equipment expenditures                   (4)       (14)       (44)
    Investment in subsidiary banks                      (850)      --       (8,445)
                                                     -------    -------    -------

          Net cash used in investing activities         (854)       (14)    (8,489)

CASH FLOWS FROM FINANCING ACTIVITIES - Net
    proceeds from issuance of common stock             1,407        450        985
                                                     -------    -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (71)      (155)    (7,558)

CASH AND CASH EQUIVALENTS - Beginning of year            193        348      7,906
                                                     -------    -------    -------

CASH AND CASH EQUIVALENTS - End of year              $   122    $   193    $   348
                                                     =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION - Noncash investing activities -
    Net fixed assets - Transferred to subsidiary     $    --    $    --    $   706
                                                     =======    =======    =======

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999

NOTE 3 - SECURITIES

               The amortized cost and estimated market value of securities available for sale are as follows (000s omitted):


                                                                    Gross         Gross       Estimated
                                                   Amortized     Unrealized    Unrealized       Market
             2001                                     Cost          Gains         Losses        Value
----------------------------                       ---------     ----------    ----------     ----------

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                        $  4,973      $  60         $      (2)     $    5,031
                                                   ========      =====         =========      ==========

             2000
----------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                        $  4,980      $  22         $      -       $    5,002
                                                   ========      =====         =========      ==========


               At December 31, 2001 and 2000, U.S. government agency securities carried at $1,533,000 and $3,509,000, respectively, were pledged to secure borrowings and for other purposes required or permitted by law.

               The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2001 follows (000s omitted):

                                                                      Amortized         Estimated
                                                                        Cost          Market Value
                                                                      ---------       ------------
               Due in one year or less                                $    1,001     $      1,030
               Due after one year through five years                       3,566            3,594
               Due after five years through ten years                        406              407
               Due after ten years                                             -                -
                                                                      ----------      -----------

                         Total                                        $    4,973     $      5,031
                                                                      ==========     ============



               Other than securities of the U.S. government agency, there were no securities of any one issuer aggregating 10 percent of consolidated stockholders' equity at December 31, 2001.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999




NOTE 4 - LOANS

               A summary of the balances of loans at December 31 is as follows (000s omitted):

                                                           2001         2000
                                                         --------    --------
              Mortgage loans on real estate:

                  Residential 1-4 family                 $  5,200    $  4,998
                  Commercial                               31,486      28,342
                  Construction                              4,575       4,369
                  Equity lines of credit                    3,100       2,452
                                                         --------    --------

                          Total                            44,361      40,161

              Commercial loans                             15,261      17,907
              Consumer installment loans                    3,661       4,521
                                                         --------    --------


                          Subtotal                         63,283      62,589


              Less allowances for possible loan losses     (1,398)       (835)
                                                         --------    --------

                          Net loans                      $ 61,885    $ 61,754
                                                         ========    ========


               In the ordinary course of business, the Banks have granted loans to principal officers and directors and their affiliates amounting to $2,038,000 and $3,469,000 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, total principal additions were $1,606,000 and total principal payments were $3,036,000.

               An analysis of the allowance for loan losses for the years ended December 31 is as follows (000s omitted):

                                                                          2001            2000            1999
                                                                      -----------       --------        --------
              Balance - Beginning of year                             $      835        $  715          $    --

              Provision for possible loan losses                             995            141             715
              Loans charged off                                             (432)          (25)              --
              Recoveries of loans previously charged off                      --             4               --
                                                                      -----------       ------          -------

              Balance - End of year                                   $     1,398       $  835          $   715
                                                                      ===========       ======          =======


MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999

NOTE 4 - LOANS (CONTINUED)

               The following is a summary of information pertaining to impaired loans (000s omitted):

                                                                      2001          2000
                                                                    ---------      --------
               Impaired loans without a
                 valuation allowance                                $      --      $     --
               Impaired loans with a valuation
                 allowance                                              1,699            --
                                                                    ---------      --------

               Total impaired loans                                 $   1,699      $     --
                                                                    =========      ========


               Valuation allowance related to
                 impaired loans                                     $     670      $     --
                                                                    =========      ========


               Average investment in
                 impaired loans                        $  1,768     $      --      $     --
                                                       ========     =========      ========


               Interest income recognized
                 on impaired loans                     $    132     $      --      $     --
                                                       ========     =========      ========


               Interest income recognized on
                 a cash basis on impaired loans        $     --     $      --      $     --
                                                       ========     =========      ========

NOTE 5 - PREMISES AND EQUIPMENT

               Bank premises and equipment at December 31 consisted of the following (000s omitted):

                                                                 2001              2000
                                                              ---------         ---------
              Leasehold improvements                          $     887         $     887
              Furniture and equipment                             1,084             1,066

                        Total premises and equipment              1,971             1,953

              Less accumulated depreciation                         782               496
                                                              ---------         ---------

              Premises and equipment - Net                    $   1,189         $   1,457
                                                              =========         =========

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999




NOTE 5 - PREMISES AND EQUIPMENT (CONTINUED)

               The Corporation has entered into an assignment of a lease for a building to be utilized for North Oakland's branch operations. The assignment required the prepayment of the lease totaling $250,000 and an ongoing monthly rental payment of $600. The prepayment of the rent will be expensed over the lease assignment term that expires on December 31, 2004.

               The Corporation has a lease for a building that is utilized for Lakeside's branch operations and the Corporation's headquarters. Effective August 4, 2000, the Corporation leased additional space adjacent to the existing facility. Accordingly, the amended lease requires an $11,080 monthly payment. The lease expires August 1, 2008.

               The Corporation has a lease for a building in St. Clair County, Michigan that was to be utilized for possible future expansion. During 2001, the Corporation decided to exit from the St. Clair County project. Management concluded that expansion into St. Clair County was not economically feasible at that time. The Corporation has charged off expenditures related to the abandoned project totaling approximately $290,000 related to development costs. The Corporation remains liable for the lease of the St. Clair County building at December 31, 2001. Management has included in its charged-off expenditures an accrual related to remaining lease obligations it expects to pay as it vigorously pursues options regarding lease termination or sublease of the building. There are eight years remaining on the lease term. The lease requires a monthly payment of $3,750 for the next three years and $4,125 per month for the last five-year period.

               The annual future minimum lease payments required under these noncancelable operating leases as of December 31, 2001 are as follows:

                              2002                        $    185,160
                              2003                             185,160
                              2004                             185,535
                              2005                             182,460
                              2006                             182,460
                              Thereafter                       365,975
                                                          ------------

                                Total                     $  1,286,750
                                                          ============


                Total rent expense for 2001, 2000, and 1999 was approximately $238,000, $159,000, and $146,000, respectively.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999



NOTE 6 - DEPOSITS

               The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $17,232,000 and $18,690,000, respectively.

               The maturities of time deposits outstanding at December 31, 2001 are as follows (000s omitted):

                        2002                            $   27,754
                        2003                                13,725
                        2004                                   448
                        2005                                   916
                        2006                                    50
                     Thereafter                                 --
                                                        ----------

                                  Total                 $   42,893
                                                        ==========


NOTE 7 - INCOME TAXES

               No tax benefit has been provided for the future benefit of deferred tax assets. The Corporation does not have a history of earnings and, accordingly, a valuation allowance has been recognized for the full amount of the net deferred tax asset.

               Deferred income taxes result from the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The sources of such temporary differences and the resulting net deferred tax expense for the years ended December 31 are as follows (000s omitted):


                                                                            2001           2000            1999
                                                                        ---------       --------     -----------
               Preopening and organizational expenses                   $      17       $     18     $       19
               Net operating loss                                            (447)          (269)          (398)
               Provision for possible loan losses                            (175)           (38)          (233)
               Depreciation                                                   (17)             7            (19)
               Accretion of securities                                         (2)             3              1
               Other                                                           (2)             6             (1)
               Unrealized gain (loss) on available-for-sale
                 securities                                                    12             10             (3)
               Increase in valuation allowance                                614            263            634
                                                                        ---------       --------     -----------

                   Net deferred tax expense                             $       -       $      -     $        -
                                                                        =========       ========     ===========

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999



NOTE 7 - INCOME TAXES (CONTINUED)

                                                  2001       2000       1999
                                                 -------    -------    -------

     Deferred tax assets:
       Preopening and organizational expenses    $    26    $    43    $    61
       Net operating loss carryforward             1,224        777        508
       Allowance for possible loan losses            446        271        233
       Depreciation                                   23          6         13
       Other                                           6          3          9
       Unrealized loss on available-for-sale
         securities                                    --         --         3
                                                 -------    -------    -------

           Total deferred tax asset                1,725      1,100        827

     Valuation allowance                          (1,703)    (1,089)      (826)
     Deferred tax liabilities:
       Depreciation                                   --         --         --
       Accretion of securities                        (2)        (4)        (1)
       Unrealized gain on available-for-sale
         securities                                  (20)        (7)        --
                                                 -------    -------    -------

           Net deferred tax asset                $    --    $    --    $    --
                                                 =======    =======    =======


NOTE 8 - COMMON STOCK

               PRIVATE PLACEMENT - On October 1, 1999, the Corporation sold 91,000 common stock units at a price of $11 per unit. Each unit consists of one share of the Corporation's common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder thereof to purchase one and one-half shares of common stock at $11 per share, subject to adjustment in certain circumstances, for a period of 36 months, at which time the warrants expire. The warrants outstanding at December 31, 2001 entitle the holders to purchase 136,500 shares of the Corporation's common stock. The warrants may be immediately separated from the common stock. The warrants are redeemable by the Corporation at five cents per warrant upon 30 days' notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $15 per share for a period of 20 consecutive trading days.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999


NOTE 8 - COMMON STOCK (CONTINUED)

               The units described above and the private placements in 2000 and 2001 constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act, and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

               RIGHTS OFFERING - Effective August 23, 2001, the Corporation granted rights to its stockholders to purchase up to 335,787 units consisting of two shares of its common stock and one class A common stock purchase warrant at a price of $9.00 per unit. Each warrant entitles the holder thereof to purchase 1.2 shares of common stock at $5.50 per share, subject to adjustment in certain circumstances, for a period of 60 months, at which time the warrants expire. In addition, at the same time it was granting rights to its existing stockholders, the Corporation also offered units up to 100,000 on a best efforts basis to the general public. Both offerings expired on December 31, 2001. As of December 31, 2001, the Corporation had sold 155,059 units, which represented 310,118 shares of common stock.

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

               Under both plans, the exercise price of each option equals the market price of the Corporation's common stock on the date of the grant. These options vest as follows: 70 percent on the effective date of the stock offering, 15 percent on the first anniversary of the stock offering, 5 percent on the second anniversary, and 10 percent on the third anniversary.

               On April 4, 2000, the options granted in 1998 were cancelled.

               On November 6, 2000, the Corporation issued options under the Employee and Nonemployee Plans of 16,067 and 59,255, respectively. In addition, the vesting terms were slightly modified to 75 percent at the date of grant, 15 percent on the first anniversary of the date of grant, and 5 percent on both the second and third anniversaries of the date of grant. An additional 1,200 options were issued on December 31, 2000 under the Employee Plan.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999




NOTE 9 - STOCK-BASED COMPENSATION (CONTINUED)

               The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, but applies APB No. 25 and related interpretations in accounting for its plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following presents the weighted average fair value of options granted and the assumptions used to estimate those fair values:

                                                                  2001       2000         1999
                                                                  ----       ----         ----

               Weighted average fair value of options
                      granted                                     $  --     $4.55         $ --
               Assumptions:
                       Dividend yield                                --      None           --
                       Expected average life (years)                 --         5           --
                       Volatility                                    --     78.86%          --
                       Risk-free interest rate                       --      6.00%          --



               If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net loss per share on a pro forma basis would have been as follows (000s omitted, except per share data):

                                         2001                       2000                    1999
                                ------------------------     --------------------   -------------------
                                   As                           As                     As
                                Reported       Pro Forma     Reported   Pro Forma   Reported  Pro Forma
                                --------       ---------     --------   ---------   --------  ---------
Net loss                        $(1,876)       $(1,928)      $  (840)   $  (958)    $(1,832)   $(1,857)
Net loss per common share         (2.17)         (2.23)        (1.09)     (1.25)      (2.66)     (2.70)

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999



NOTE  9  - STOCK-BASED COMPENSATION (CONTINUED)

                The following table summarizes stock transactions for both plans and the related average exercise price for the period from January 1, 1999 through December 31, 2001:

                                                  2001                          2000                              1999
                                       ------------------------       ------------------------         --------------------------
                                                      Weighted                        Weighted                          Weighted
                                                       Average                         Average                          Average
                                       Number of      Exercise        Number of       Exercise         Number of       Exercise
                                         Shares         Price          Shares          Price             Shares          Price
                                        -------         -------        -------         -------         -------         -------

Options outstanding - Beginning
        of period                       76,522          $  6.73         41,331          $15.00          41,331          $15.00
Options granted                             --               --         76,522            6.73              --              --
Options exercised                           --               --             --              --              --              --
Options expired                             --               --             --              --              --              --
Options forfeited                       (1,800)            6.75             --              --              --              --
Options forfeited                         (600)            5.63             --              --              --              --
Options cancelled                           --                         (41,331)         (15.00)             --              --
                                        -------                        -------                         -------
Options outstanding - end of period     74,122          $  6.74         76,522         $  6.73          41,331          $15.00
                                        -------         -------        -------         -------         -------         -------


                The following table shows summary information about fixed stock options outstanding at December 31, 2001:

                                Stock Options Outstanding                       Stock Options Exerciseable
                        --------------------------------------------   --------------------------------------------
                                                       Weighted        Weighted
                         Range of                       Average        Average                          Weighted
                         Exercise       Number of      Remaining       Exercise       Number of          Average
                          Prices         Shares    Contractual Life     Price          Shares        Exercise Price
                          ------         ------    ----------------     -----          ------        --------------
Employee Plan           $5.63-6.75      14,867          8.85            $6.70           13,380          $6.70
Nonemployee Plan              6.75      59,255          8.85             6.75           53,330           6.75


NOTE 10 - RESTRICTIONS ON CASH BALANCES AND UNDIVIDED PROFITS

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

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999




NOTE 11 - OFF-BALANCE-SHEET ACTIVITIES

                 CREDIT-RELATED FINANCIAL INSTRUMENTS - The Corporation is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

                 The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

                 At December 31, the following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):


                                                                        Contract Amount
                                                                        ---------------
                                                                    2001             2000
                                                                    ----             ----
                 Commitments to grant loans                    $    2,775         $   6,164
                 Unfunded commitments under lines of credit         9,461            10,895
                 Commercial and standby letters of credit              40               127


                 Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

                 Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and contain maturity dates.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999




NOTE 11 - OFF-BALANCE-SHEET ACTIVITIES (CONTINUED)

                 Commercial and standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The Corporation generally holds collateral supporting those commitments if deemed necessary.

                 COLLATERAL REQUIREMENTS - To reduce credit risk related to the use of credit-related financial instruments, the Corporation might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Corporation's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment, and real estate.

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

                 The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

                 The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

                 CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate fair values.

                 SECURITIES - Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999




NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

                 LOANS HELD FOR SALE - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

                 LOANS - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to four-family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

                 DEPOSIT LIABILITIES - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                 ACCRUED INTEREST - The carrying amounts of accrued interest approximate fair value.

                 The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments are as follows (000s omitted):



                                                        2001                            2000
                                              -------------------------       -------------------------
                                              Carrying      Estimated         Carrying        Estimated
                                                Amount      Fair Value          Amount       Fair Value
                                                ------      ---- -----          ------       ----------

    Assets:
        Cash and cash equivalents              $ 5,438        $  5,438          $14,218          $14,218
        Securities                               5,139           5,139            5,105            5,105
        Loans                                   61,885          62,106           61,754           61,207
        Loans held for sale                      2,946           2,946               --               --
        Accrued interest receivable                357             357              447              447

    Liabilities - Deposits:
        Interest-bearing                        65,799          66,368           65,788           66,005
        Noninterest-bearing                      3,739           3,739            9,317            9,317
        Accrued interest payable                   332             332              556              556

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999


NOTE 13 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

                 The Corporation (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

                 Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2001 and 2000, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

MICHIGAN COMMUNITY BANCORP LIMITED
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2001, 2000, AND 1999




NOTE 13 - MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

                 As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Banks' category. The Corporation's and the Banks' actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.


                                                                         To be Adequately
                                                     Actual                Capitalized        To be Well-capitalized
                                                -----------------       -----------------     -----------------------
                                                Amount     Ratio        Amount      Ratio        Amount      Ratio
                                                ------     -----        ------      -----        ------      -----
AS OF DECEMBER 31, 2001
 Total risk-based capital
    (to risk-weighted assets):
        Consolidated                           $6,940     10.5%        $5.296        8.0%        $6,620       10.0%
        Lakeside                               $4,417     11.9%        $2,964        8.0%        $3,705       10.0%
        North Oakland                          $3,463     11.9%        $2,322        8.0%        $2,903       10.0%
 Tier I capital (to risk-weighted assets):
        Consolidated                           $6,107      9.2%        $2,648        4.0%        $3,972        6.0%
        Lakeside                               $3,953     10.7%        $1,482        4.0%        $2,223        6.0%
        North Oakland                          $3,094     10.7%        $1,161        4.0%        $1,742        6.0%
 Tier I capital (to average assets):
        Consolidated                           $6,107      7.4%        $3,282        4.0%        $4,102        5.0%
        Lakeside                               $3,953      8.6%        $1,833        4.0%        $2,292        5.0%
        North Oakland                          $3,094      8.6%        $1,443        4.0%        $1,804        5.0%

AS OF DECEMBER 31, 2000
 Total risk-based capital
    (to risk-weighted assets):
        Consolidated                           $8,243     12.2%        $5,422        8.0%        $6,778       10.0%
        Lakeside                               $4,106     11.4%        $2,873        8.0%        $3,592       10.0%
        North Oakland                          $3,869     12.2%        $2,541        8.0%        $3,177       10.0%
 Tier I capital
        Consolidated                           $7,408     10.9%        $2,711        4.0%        $4,067        6.0%
        Lakeside                               $3,663     10.2%        $1,437        4.0%        $2,155        6.0%
        North Oakland                          $3,477     10.9%        $1,271        4.0%        $1,906        6.0%
 Tier I capital (to average assets):
        Consolidated                           $7,408      9.7%        $3,045        4.0%        $3,807        5.0%
        Lakeside                               $3,633      8.9%        $1,654        4.0%        $2,068        5.0%
        North Oakland                          $3,477     10.0%        $1,387        4.0%        $1,734        5.0%

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                               MICHIGAN COMMUNITY BANCORP LIMITED

                                /s/ Frank Blowers
                                -------------------------------
                               Frank Blowers
                               President and Chief Executive Officer

                               /s/ Janet C. Smith
                                -------------------------------
                               Janet C. Smith
                               Chief Financial Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation in the capacities indicated on March 29, 2002.




                 SIGNATURE                                CAPACITY

         /s/ Frank Blowers               President and Chief Executive Officer
         -----------------               and Director
         Frank Blowers                   (Principal Executive and Operating
                                         Officer)

         /s/ Janet C. Smith              Chief Financial Officer and Treasurer
         ------------------              (Principal Accounting Officer)
         Janet C. Smith

         /s/ J. William Sumner           Chairman of the Board of Directors
         ---------------------
         J. William Sumner

         /s/ Paul E. Baltzer             Director
         -------------------
         Paul E. Baltzer

         /s/ Phillip T.  Hernandez       Director
         -------------------------
         Phillip T.  Hernandez

         /s/ Joseph S. Lentine           Director
         ---------------------
         Joseph S. Lentine

         /s/ John W. Melstrom            Director
         --------------------
         John W. Melstrom

         /s/ Robert R. Peleman           Director
         ---------------------
         Robert R. Peleman

         /s/ Russell M. Shelton          Director
         ----------------------
         Russell M. Shelton

         /s/ David F. Shellenbarger      Director
         --------------------------
         David F. Shellenbarger

                                 EXHIBIT INDEX



             EXHIBIT              EXHIBIT DESCRIPTION
             NUMBER

              3.1*       Restated Articles of Incorporation of the Corporation.

              3.2*       Bylaws of the Corporation.

              4.1* See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Corporation defining rights of the holders of Common Stock of the Corporation.


              10.1* Sublease between the Corporation and Rite Aid of Michigan, Inc. for the property located at 43850 Schoenherr, Sterling Heights, Michigan



              10.2* Assignment and Acceptance of Lessee's Interest with Lessor's Consent between the Corporation, First of America, national Association and North Hill Center, for property located at 1467 North Rochester Road, Rochester Hills, Michigan.




              10.3* Data Processing Agreement between Lakeside Community Bank and Rurbanc Data Services, Inc.


              10.4* Data Processing Agreement between North Oakland Community Bank and Rurbanc Data Services, Inc.


              10.5*      1998 Non-Employee Director Stock Option Plan

              10.6*      1998 Employee Incentive Stock Option Plan

              10.7** Lease Agreement between the Corporation and Nimrod Corp. for property located at 800 Pointe Tremble Road, St. Clair County, Michigan

              10.8** Amendment to Lease* between the Corporation and Rite Aid of Michigan for property located at 43850 Schoenherr, Sterling Heights, Michigan.

              22*        Subsidiaries of the Registrant

* Incorporated by Reference from the Registrant's Registration Statement on Form SB-2, Commission File Number 333-17317.

** Incorporated by Reference from the Registrant's Form 10KSB for the year ended December 31, 2000, Commission File Number 0-25079