Form 10QSB
period 2002-03-31
MICHIGAN COMMUNITY BANCORP LTD
filed 2002-05-14
CIK 1068901

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2002
                                       OR

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

  As of March 31, 2002, the Registrant had 1,159,839 shares of Common Stock issued and outstanding.

  Transitional Small Business Disclosure Format (check one)

                               Yes        No   X
                                   -----     -----

                                     PART 1


ITEM 1.  FINANCIAL STATEMENTS

    The financial statements of Michigan Community Bancorp Limited (the "Corporation") include the consolidation of its subsidiaries; Lakeside Community Bank and North Oakland Community Bank (the "Banks").

    The following are the Corporation's Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001, Consolidated Statements of Operations, Comprehensive Income, and Cash Flow for the quarter ended March 31, 2002 and 2001. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10KSB for the fiscal year ended December 31, 2001.

    In the opinion of management, the interim statements referred to above contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                           CONSOLIDATED BALANCE SHEET


                                                                                           At
                                                                              -----------------------------
                                                                              March 31,        December 31,
(in thousands)                                                                  2002              2001
                                                                              -----------------------------
ASSETS
Cash and due from banks                                                        $  7,917         $  2,338
Federal funds sold                                                                 --              3,100
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                         7,917            5,438
Securities available for sale, at fair value                                      4,477            5,031
Federal Home Loan Bank stock, at cost                                               108              108
Loans Held for Sale                                                               4,229            2,946
Loans                                                                            67,036           63,283
Allowance for loan losses                                                         1,407            1,398
-----------------------------------------------------------------------------------------------------------
Net loans                                                                        65,629           61,885
Premises and equipment, net                                                       1,120            1,189
Accrued interest receivable and other assets                                        799              700
-----------------------------------------------------------------------------------------------------------
Total assets                                                                   $ 84,279         $ 77,297
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                                                  $  7,252         $  3,739
Interest-bearing deposits                                                        69,354           65,799
-----------------------------------------------------------------------------------------------------------
Total deposits                                                                   76,606           69,538
Interest payable and other liabilities                                              695              762
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                77,301           70,300
Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, 0 shares               --               --
  issued and outstanding
Common stock - stated value $5; authorized 9,000,000 shares, issued and outstanding 1,159,389 shares at March 31, 2002 and at
  December 31, 2001.                                                              5,797            5,797
Capital surplus                                                                   6,195            6,250
Accumulated deficit                                                              (5,042)          (5,108)
Accumulated other comprehensive income (loss)                                        28               58
-----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                        6,978            6,997
-----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                     $ 84,279         $ 77,297
===========================================================================================================

                       MICHIGAN COMMUNITY BANCORP LIMITED
                          CONSOLIDATED INCOME STATEMENT


                                                                     THREE MONTHS ENDED
                                                               -----------------------------
                                                                           MARCH 31,
(In thousands, expect share data)                                  2002              2001
                                                               -----------------------------
INTEREST INCOME
Interest on loans, including fees                              $    1,310        $    1,481
Interest on securities                                                 56                84
Interest on federal funds sold                                          6               127
--------------------------------------------------------------------------------------------
Total interest income                                               1,372             1,692

INTEREST EXPENSE
Interest expense on deposits                                          529               986
--------------------------------------------------------------------------------------------
Total interest expense                                                529               986
--------------------------------------------------------------------------------------------
Net interest income                                                   843               706
Provision for loan losses                                              18                50
--------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   825               656

NON INTEREST INCOME
Deposit account service charges                                        38                29
Other service charges and fees                                         27                32
Other                                                                   2                 1
--------------------------------------------------------------------------------------------
Total non interest income                                              67                62

NON INTEREST EXPENSE
Compensation and benefits                                             450               498
Occupancy and equipment                                               174               171
Marketing and business development                                     16                54
Legal and professional                                                 73                73
Outside processing                                                     62                53
Other                                                                  51                61
--------------------------------------------------------------------------------------------
Total non interest expense                                            826               910
Income (loss) before provision for federal income taxes                66              (192)
--------------------------------------------------------------------------------------------
Provision for federal income taxes                                   --                --
--------------------------------------------------------------------------------------------
Net income (loss)                                              $       66        $     (192)
============================================================================================

Average common shares outstanding                               1,159,389           823,925

INCOME (LOSS) PER COMMON SHARE                                 $     0.06        $    (0.23)

                       MICHIGAN COMMUNITY BANCORP LIMITED
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                             Other           Total
(In thousands)                                  Common          Capital      Accumulated  Comprehensive   Shareholders'
                                                 Stock          Surplus        Deficit    (Loss) Income      Equity
                                                 -----          -------        -------    -------------      ------
BALANCE AT JANUARY 1, 2000                     $  3,780        $  6,410       $(2,392)      $    (10)       $   7,788
Private placement of stock (59,043 shares)          295             155                                           450
Comprehensive loss:
  Net loss                                                                       (840)                           (840)
  Change in unrealized gain on
    securities available for sale                                                                 32               32
                                                                                                           ------------
  Total comprehensive loss                                                                                       (808)
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                      4,075           6,565        (3,232)            22            7,430
Private placement of stock (34,228 shares)          171              31                                           202
Rights Offering                                   1,551            (155)                                        1,396
Cost of rights offering                                            (191)                                         (191)
Comprehensive loss:
  Net loss                                                                     (1,876)                         (1,876)
  Change in unrealized gain on
    securities available for sale                                                                 36               36
                                                                                                           ------------
  Total comprehensive loss                                                                                     (1,840)
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                      5,797           6,250        (5,108)            58            6,997
Cost of rights offering from prior year                             (55)                                          (55)
Comprehensive loss:
  Net income                                                                       66                              66
  Change in unrealized loss on
    securities available for sale                                                                (30)             (30)
                                                                                                           ------------
  Total comprehensive income                                                                                       36
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                      $  5,797        $  6,195       $(5,042)      $     28        $   6,978
=======================================================================================================================

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                     --------------------------
(In thousands)                                                                               MARCH 31,
                                                                                        2002           2001
                                                                                     --------------------------
OPERATING ACTIVITIES
  Net income (loss)                                                                  $     66         $   (192)
  Adjustments to reconcile net loss to cash provided by operating activities:
    Depreciation and amortization                                                          25               70
    Provision for loan losses                                                              18               50
    Amortization (accretion) of securities                                                 51              (10)
    Increase in loans held for sale                                                    (1,283)
    Decrease (increase) in interest receivable and other assets                           (99)              22
    Decrease in interest payable and other liabilities                                    (67)             (79)
---------------------------------------------------------------------------------------------------------------
Total adjustments                                                                      (1,355)              53
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                  (1,289)            (139)

INVESTING ACTIVITIES
  Purchase of available-for-sale securities                                              --             (1,006)
  Proceeds from maturities of available-for-sale securities                               500              500
  Net increase in loans                                                                (3,744)            (904)
  Premises and equipment expenditures                                                    --                (16)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (3,244)          (1,426)

FINANCING ACTIVITIES
  Net increase in deposits                                                              7,067              300
  Proceeds from (cost of) common stock offering                                           (55)             100
---------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                                             7,012              400
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    2,479           (1,165)
Beginning cash and cash equivalents                                                     5,438           14,218
---------------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                                     $  7,917         $ 13,053
===============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest paid                                                                      $    595         $  1,026

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


SUMMARY OF CORPORATION

         Michigan Community Bancorp Limited (the "Corporation") was incorporated in January 28, 1998 under Michigan law and is a bank holding company, owning all of the outstanding common stock of Lakeside Community Bank ("Lakeside") and North Oakland Community Bank ("North Oakland"), (collectively, the "Banks"). The Banks were organized as a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Banks opened for business on January 5, 1999.

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


         The following discussion compares the financial condition of the Corporation and its subsidiaries at March 31, 2002 and December 31, 2001, and the results of operations for the quarter ended March 31, 2002 and 2001. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. These forward-looking statements are not guarantees of future performance and involve substantial risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Corporation's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Corporation may be found under the caption "Risk Factors That May Effect Future Results" in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

FINANCIAL CONDITION

ASSETS

         The Corporation's total assets have increased by $7.0 million, to $84.3 million at March 31, 2002, compared with $77.3 million at December 31, 2001.

         Cash and cash equivalents, which include federal funds sold and short-term investments, increased $2.5 million, or 45.6% to $7.9 million at March 31, 2002, from $5.4 million at December 21, 2001. The increase was a result of the net of increased deposits and loan growth.

         The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated. On the balance sheet, securities available for sale are shown on the balance sheet at estimated fair value.


                                                                     MARCH 31, 2002
                                                  ----------------------------------------------------
                                                                   GROSS        GROSS       ESTIMATED
                                                  AMORTIZED      UNREALIZED   UNREALIZED      MARKET
                                                     COST          GAINS       LOSSES          VALUE
                                                  ----------------------------------------------------
U. S. Treasury securities and obligations of
U. S. Government corporations and agencies          $4,449        $   33        $   (5)        $4,477
                                                  ====================================================

                                                                    DECEMBER 31, 2001
                                                  ----------------------------------------------------
                                                                   GROSS        GROSS       ESTIMATED
                                                  AMORTIZED      UNREALIZED   UNREALIZED      MARKET
                                                     COST          GAINS       LOSSES          VALUE
                                                  ----------------------------------------------------
U. S. Treasury securities and obligations of
U. S. Government corporations and agencies          $4,973        $   60        $   (2)        $5,031
                                                  ====================================================

         The amortized cost and estimated market of available-for-sale securities at March 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    ESTIMATED
(000's omitted)                                                      AMORTIZED       MARKET
                                                                       COST           VALUE
                                                                 -----------------------------
Due in one year or less                                          $     1,000        $   1,018
Due after one year through five years                                  3,449            3,459
Due after five years through ten years
----------------------------------------------------------------------------------------------
Total                                                            $     4,449        $   4,477
==============================================================================================

         Investment securities with an amortized cost of $1.4 million and a market value of $1.4 million were pledged to secure the right to participate in the overnight federal Funds market and for lines of credit at the Federal Home Loan Bank of Indianapolis.

         At March 31, 2002, the Banks had $4.2 million in loans classified as loans held for sale, compared to $2.9 million at December 31, 2001. The fair value of the loans held for sale is based on commitments on hand from investors or prevailing market prices. The loans held for sale are subject to interest rate risk. If rates increase before the loans are sold a loss may be recognized.

         At March 31, 2002 and December 31, 2001, respectively, the Corporation had $71.3 million and $66.2 million in loans. The following table shows the breakdown into the various loan products as of March 31, 2002 and December 31, 2001.

                                                          AT
                                              ----------------------------
(in thousands)                                 MARCH 31,      DECEMBER 31,
                                                 2002             2001
                                              ----------------------------
Mortgage loans on real estate:
Residential 1-4 family                         $  5,018         $  5,200
Commercial                                       34,217           31,486
Construction                                      5,013            4,575
Equity lines of credit                            3,269            3,100
--------------------------------------------------------------------------
    Total mortgage loans                         47,517           44,361

Commercial loans                                 16,394           15,261
Consumer installment loans                        3,125            3,661
--------------------------------------------------------------------------
    Total loans                                  67,036           63,283

Less allowance for possible loan losses          (1,407)          (1,398)
--------------------------------------------------------------------------
Net loans                                      $ 65,629         $ 61,885
==========================================================================

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

         At March 31, 2002 the allowance for loan losses was $1.4 million compared to $844,000 at March 31, 2001. Allowance for loan losses as a percentage of total loans was 2.10% at March 31, 2002 and 1.33% as of March 31, 2001. During the quarter, provisions for loan losses decreased $32,000 when compared to provisions made during the same quarter in 2001. Net charge offs for the three months ended March 31, 2002 and 2001 were $9,000 and $41,000, respectively. During the calendar year 2001, management of the Banks allocated increased amounts to the allowance for possible loan losses. Based on the analysis of the March 31, 2002 loan portfolio, management believes the provisions for the first quarter in 2002 are adequate. The following table shows an analysis of the allowance for possible loan losses.

                                                 MARCH 31,
                                        --------------------------
                                          2002             2001
                                        --------------------------
Balance beginning of year               $ 1,398          $   835
Provision for loan losses                    18               50
Charge-offs                                  (9)             (41)
Recoveries                                  --
------------------------------------------------------------------
Net charge-offs                              (9)             (41)
------------------------------------------------------------------
Balance end of year                     $ 1,407          $   844
==================================================================

Reserve as a percentage of loans           2.10%            1.33%

         Nonperforming assets are made up of impaired loans in nonaccrual status, loans past due 90 days or more and other repossessed assets. A loan is considered impaired when, based on current information and events, it is probable the Banks will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.

         As of March 31, 2002, there were six commercial loans totaling $1.2 million classified as nonaccrual loans. At December 31, 2001 there were eight commercial loans for $1.2 million in a nonaccrual status. Management actively manages the loan portfolio, seeking to identify and resolve problem assets at an early stage.

NONPERFORMING ASSETS

                                                     MARCH 31,   DECEMBER 31,
                                                       2002          2001
                                                     ------------------------
Nonaccrual loans
Commercial loans                                     $1,193           $1,215
Consumer loans                                           77               77
-----------------------------------------------------------------------------
Total nonaccrual loans                                1,270            1,292

Accruing loans past due 90 days or more
Commercial loans                                      1,114              248
Consumer loans                                         --                 18
-----------------------------------------------------------------------------
Total accruing loans past due 90 days or more         1,114              266
-----------------------------------------------------------------------------
Total nonperforming loans                             2,384            1,558

Other repossessed assets                                156              176
-----------------------------------------------------------------------------
Total nonperforming assets                           $2,540           $1,734
=============================================================================

         If the loans shown above had been paying in agreement with their contractual terms, an additional $30,143 would have been recorded in interest income during the first quarter of 2002. Management knows of no loans that have not been disclosed above that caused them to have doubts about the ability of such borrowers to comply with the contractual loan terms or which may have a material affect on the Corporation's balance sheet or results of operations.

         The Banks' policies regarding non-accrual loans reflect the importance of identifying troubled loans early. Consumer loans are normally charged off no later than 120 days past due, or earlier if deemed uncollectible. Loans other than consumer are generally placed on non-accrual status when management determines that principal or interest may not be fully collectible, unless it is fully collateralized and in the process of collection. Interest previously accrued but not collected on non-accrual loans is charged against current income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principle is probable.

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


LIABILITIES

         During the three months ended March 31, 2002, total deposits increased by $7.1 million, to $76.6 million. A large portion of the increase in deposits occurred in core deposits of demand deposits and money market accounts.

CAPITAL AND LIQUIDITY

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

         During the first quarter of 2002 there was approximately $55,000 of costs that were identified subsequent to December 31, 2001 related to the rights offering that occurred in the fourth quarter of 2001.

         Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. To be considered a "well-capitalized" bank by the FDIC, the Corporation must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, a leverage ratio of at least 5% and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of March 31, 2002, the Banks are both considered well capitalized.

As of March 31, 2002:                                                            To be adequately            To be well
    Total risk based capital                                  Actual               Capitalized               Capitalized
                                                   -----------------------   ---------------------     -------------------
        (to risk-weighted assets)                      Amount        Ratio     Amount        Ratio       Amount      Ratio
                                                   -----------------------   ---------------------     -------------------
        Consolidated                               $     7,031        9.8%   $   5,761        8.0%     $  7,202      10.00%
        Lakeside Community Bank                    $     4,558       11.3%   $   3,221        8.0%     $  4,026      10.00%
        North Oakland Community Bank               $     3,584       11.3%   $   2,537        8.0%     $  3,171      10.00%


         The Corporation's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposits equivalents, federal funds sold, and the issuance of common stock. An additional source of liquidity, as the need arises, is out-of-market or internet certificates of deposits. The out-of-market and internet certificates of deposits usually require a higher interest rate and are a more volatile source of liquidity. As of March 31, 2002 the Banks have $11.9 million in out-of-market certificates of deposits compared to $14.5 million at December 31, 2001. Management is formulating plans to minimize the use of out-of-market certificates of deposits in 2002. The Corporation had borrowing capability on an unused line of credit with FHLB at March 31, 2002 of approximately $500,000. Liquidity management involves the ability to meet the cash flow requirements of the Banks' customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

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

RESULTS OF OPERATIONS

         The Corporation reported first quarter 2002 net income of $66,000 ($0.06 per share) compared to a net loss of $192,000 ($(0.23) per share) for the quarter ended March 31, 2001, representing an increase of 135% in quarter-to-quarter comparisons. These earnings figures are all-time record quarterly earnings figures for Michigan Community Bancorp Limited and its subsidiary banks, Lakeside Community and North Oakland Community Bank since their inception in 1999.

         Net interest income increased by 19.4% to $843,000 for the quarter ended March 31, 2002 compared to $706,000 for the quarter ended March 31, 2001, despite negative margin pressure arising from drops in the prime lending rate during 2001. The net interest margin increased to 4.46% at March 31, 2002, compared to 3.66% at March 31, 2001. The rate earned on interest earning assets decrease from March 31, 2001 by 1.51% to 7.27% at March 31, 2002. The rate paid on interest earning liabilities decrease from March 31, 2002 by 2.68% to 3.31% at March 31, 2001. The decreases in both interest earned and interest paid are primarily the result of the decreases in rates enacted by the Federal Reserve throughout the year 2001. Emphasis on balance sheet management should enable the Corporation to keep net interest income stable. The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning assets and interest bearing liabilities, and the net interest margin, for the three month periods ended March 31, 2002 and 2001.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

For the quarter ended March 31,                                            2002                                2001
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                 Average               Average    Average                    Average
                                                               Balance   Interest     Rate      Balance       Interest       Rate
                                                               -------   --------     ----      -------       --------       ----
Assets
Interest-bearing balances w/banks                            $    145     $    3      8.28%     $    47        $    1       8.51%
Federal funds sold                                              1,370          6      1.75%       9,208           127       5.52%
Securities                                                      4,992         53      4.25%       5,231            82       6.27%
Loans, including fees                                          69,014      1,310      7.59%      62,640         1,482       9.46%
                                                             --------     -----------------     -------        ------------------
    Total earning assets/interest income                       75,521      1,372      7.27%      77,126         1,692       8.78%

Cash and due from banks                                         3,493                             3,591
Allowance for loan losses                                      (1,382)                             (808)
Other assets                                                    1,888                             2,087
                                                             --------                           -------
    Total assets                                             $ 79,520                           $81,996
                                                             ========                           =======
Liabilities and Equity
Interest-bearing demand and money markets                    $ 17,672     $   65      1.47%     $15,610        $  187       4.79%
Savings accounts                                                2,225          9      1.62%       1,219             9       2.95%
Time deposits less than $100,000                               26,023        300      4.61%      30,197           485       6.42%
Time deposits $100,000 and over                                18,083        155      3.43%      18,771           305       6.50%
                                                             --------     -----------------     -------        ------------------
    Total interest-bearing liabilities interest expense        64,003        529      3.31%      65,797           986       5.99%
                                                             --------     -----------------     -------        ------------------

Non-interest bearing demand deposits                            7,868                             8,101
Other liabilities                                                 701                               690
Shareholders' equity                                            6,948                             7,408
                                                             --------                           -------
    Total liabilities and shareholders'
    equity                                                   $ 79,520                           $81,996
                                                             ========                           =======
Net interest income                                                       $  843                               $  706
                                                                          ======                               ======
Net interest spread                                                                   3.96%                                 2.78%
                                                                                      ====                                  ====
Net interest margin                                                                   4.46%                                 3.66%
                                                                                      ====                                  ====

         The Corporation had an allowance for possible loan losses of 2.10% and 1.33% of total loans as of March 31, 2002 and 2001, respectively. The provision for possible loan losses for the three months ended March 31, 2002 and 2001 was $18,000 and $50,000, respectively.

         Non-interest income increased by 8.1% to $67,000 for the three months ended March 31, 2002 compared to $62,000 for the same period in 2001. The largest component of non-interest income in 2002 is deposit account service charges, which comprised 56.7% of the three month total.

         Non-interest expense for the first three months of 2002 decreased by $84,000 or 9.2%. The largest component of non-interest expense, salaries and benefits, decreased 9.6% to $450,000 for the quarter-ended March 31, 2002, compared to $498,000 for the quarter ended March 31, 2001. Additionally, marketing and business development expenses decreased 70.4% to $16,000 for the three months ended March 31, 2002, compared to $54,000 for the same period in 2001.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

Daniel J. DuVernay, Joseph C. Fournier and Dennis Guiser v Michigan Community Bancorp, Ltd

         This is an intentional misrepresentation, innocent misrepresentation, statutory violations and unjust enrichment case brought by Daniel J. DuVernay, Joseph C. Fournier and Dennis Guiser against Michigan Community Bancorp filed on August 6, 2001 in the Circuit Court of St. Clair County Michigan (Case No. D 1002114). In their complaint, the Plaintiffs are demanding $140,000, plus interest, costs and attorney fees. Currently, the case is in the discovery phase, with limited discovery having taken place. As of today, no trial date has been set.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                  None

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.



May 14, 2002                          Michigan Community Bancorp Limited


                                      By:  /s/ Frank F. Blowers
                                      ---------------------------------------
                                      Frank F. Blowers
                                      President and Chief Operations Officer

                                      By: /s/ Janet C. Smith
                                      ---------------------------------------
                                      Janet C. Smith
                                      Treasurer and Corporate Secretary