Form 10QSB
period 2002-06-30
MICHIGAN COMMUNITY BANCORP LTD
filed 2002-08-14
CIK 1068901

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002

                                       OR

{ } QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _________________

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

  As of June 30, 2002, the Registrant had 1,159,389 shares of Common Stock issued and outstanding.

  Transitional Small Business Disclosure Format (check one)

                                Yes       No   X
                                   -----     -----

                          PART 1. FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS


    The financial statements of Michigan Community Bancorp Limited, (the "Corporation") include the consolidation of its subsidiaries; Lakeside Community Bank and North Oakland Community Bank, collectively, (the "Banks").

    The following are the Corporation's Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001, Consolidated Statements of Operations, Comprehensive Income for the six months and quarter ended June 30, 2002 and 2001, and Cash Flow for the six months ended June 30, 2002 and 2001. These unaudited financial statements are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the financial statements and footnotes contained in the Corporation's Annual Report on Form 10KSB for the fiscal year ended December 31, 2001.

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

                       MICHIGAN COMMUNITY BANCORP LIMITED
                           CONSOLIDATED BALANCE SHEET


                                                                                     At
                                                                            ----------------------
                                                                            JUNE 30,   DECEMBER 31,
(in thousands)                                                               2002          2001
                                                                            -----------------------
ASSETS
Cash and due from banks                                                     $  4,136       $  2,338
Federal funds sold                                                             6,050          3,100
---------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                     10,186          5,438
Securities available for sale, at fair value                                   4,053          5,031
Federal Home Loan Bank stock, at cost                                            143            108
Loans held for sale                                                             --            2,946
Loans                                                                         69,396         63,283
Allowance for loan losses                                                      1,461          1,398
---------------------------------------------------------------------------------------------------
Net loans                                                                     67,935         61,885
Premises and equipment, net                                                    1,051          1,189
Accrued interest receivable and other assets                                     916            700
---------------------------------------------------------------------------------------------------
Total assets                                                                $ 84,284       $ 77,297
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                                               $  9,719       $  3,739
Interest-bearing deposits                                                     66,663         65,799
---------------------------------------------------------------------------------------------------
Total deposits                                                                76,382         69,538
Interest payable and other liabilities                                           658            762
---------------------------------------------------------------------------------------------------
Total liabilities                                                             77,040         70,300

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized, 20,833 shares
  issued and outstanding                                                         250           --
Common stock - stated value $5; authorized 9,000,000 shares, issued and outstanding 1,159,389 shares at June 30, 2002 and at
  December 31, 2001                                                            5,797          5,797
Capital surplus                                                                6,195          6,250
Accumulated deficit                                                           (5,024)        (5,108)
Accumulated other comprehensive income                                            26             58
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                     7,244          6,997
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                  $ 84,284       $ 77,297
---------------------------------------------------------------------------------------------------

                       MICHIGAN COMMUNITY BANCORP LIMITED
                          CONSOLIDATED INCOME STATEMENT

                                                               SIX MONTHS ENDED           THREE MONTHS ENDED
                                                          --------------------------------------------------
(in thousands, except per share data)                              JUNE 30,                    JUNE 30,
                                                              2002         2001          2002         2001
                                                          --------------------------------------------------

INTEREST INCOME
Interest on loans, including fees                         $    2,635   $    2,864    $    1,325   $    1,383
Interest on securities                                           101          170            46           86
Interest on federal funds sold                                    20          204            14           77
------------------------------------------------------------------------------------------------------------
Total interest income                                          2,756        3,238         1,385        1,546

INTEREST EXPENSE
Interest expense on deposits                                   1,037        1,855           509          869
------------------------------------------------------------------------------------------------------------
Total interest expense                                         1,037        1,855           509          869
------------------------------------------------------------------------------------------------------------
Net interest income                                            1,719        1,383           876          677
Provision for loan losses                                         96          475            78          425
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            1,623          908           798          252

NON INTEREST INCOME
Deposit account service charges                                   89           62            51           33
Other service charges and fees                                    27           49            15           17
Other                                                             35           19            18           18
------------------------------------------------------------------------------------------------------------
Total non interest income                                        151          130            84           68

NON INTEREST EXPENSE
Compensation and benefits                                        894          960           444          462
Occupancy and equipment                                          359          368           185          197
Marketing and business development                                42           90            26           36
Legal and professional                                           117          223            44          150
Outside processing                                               125          108            63           55
Other                                                            153          348           102          287
------------------------------------------------------------------------------------------------------------
Total non interest expense                                     1,690        2,097           864        1,187
Income (loss) before provision for federal income taxes           84       (1,059)           18         (867)
------------------------------------------------------------------------------------------------------------
Provision for federal income taxes                                 -            -             -            -
------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $       84   $   (1,059)   $       18   $     (867)
============================================================================================================

Average shares outstanding                                 1,159,389      828,748     1,159,389      835,092
INCOME (LOSS) PER COMMON SHARE:
  Basic                                                   $     0.07   $    (1.28)   $     0.02   $    (1.04)

                       MICHIGAN COMMUNITY BANCORP LIMITED
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                    Accumulated
                                                                                                      Other              Total
(In thousands)                                    Preferred   Common    Capital    Accumulated     Comprehensive     Shareholders'
                                                   Stock       Stock     Suplus      Deficit       (Loss) Income         Total
                                                  --------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                       $     --     3,780    $ 6,410     $(2,392)           $ (10)            $7,778
Private placement of stock (59,043 shares)                       295        155                                            450
Comprehensive loss:
   Net loss                                                                            (840)                              (840)
   Change in unrealized gain on
      securities available for sale                                                                       32                32
                                                                                                                  ----------------
   Total comprehensive loss                                                                                               (808)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                           --      4,075      6,565      (3,232)              22             7,430
Private placement of stock (34,228 shares)                       171         31                                            202
Public Rights Offering                                         1,551       (155)                                         1,396
Cost of rights offering                                                    (191)                                          (191)
Comprehensive loss:
   Net loss                                                                          (1,876)                            (1,876)
   Change in unrealized gain on
      securities available for sale                                                                       36                36
                                                                                                                  ----------------
   Total comprehensive loss                                                                                             (1,840)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                           --      5,797      6,250      (5,108)              58             6,997
Cost of rights offering from prior year                                     (55)                                           (55)
Private placement of stock (20,833 shares)            250                                                                  250
Comprehensive loss:
   Net income                                                                            84                                 84
   Change in unrealized loss on
      securities available for sale                                                                      (32)              (32)
                                                                                                                  ----------------
   Total comprehensive income                                                                                               52
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                          $   250    $ 5,797    $ 6,195     $(5,024)           $  26            $7,244
----------------------------------------------------------------------------------------------------------------------------------

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                    --------------------------
(in thousands)                                                                              JUNE 30,
                                                                                       2002           2001
                                                                                    --------------------------
OPERATING ACTIVITIES
  Net income (loss)                                                                 $       84     $   (1,059)
  Adjustments to reconcile net loss to cash provided by operating activities:
     Depreciation and amortization                                                         141            142
     Provision for loan losses                                                              96            475
     Amortization (accretion) of securities                                                 46            (22)
     Decrease in loans held for sale                                                     2,946              -
     (Increase) decrease in interest receivable and other assets                          (216)            32
     Increase (decrease) in interest payable and other liabilities                        (104)           111
--------------------------------------------------------------------------------------------------------------
Total adjustments                                                                        2,909            738
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      2,993           (321)

INVESTING ACTIVITIES
  Purchase of available-for-sale securities                                                  -         (1,506)
  Proceeds from maturities of available-for-sale securities                                900          1,000
  Net increase in loans                                                                 (6,146)        (1,495)
  Purchase of Federal Home Loan stock                                                      (35)            (5)
  Premises and equipment expenditures                                                       (3)           (17)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (5,284)        (2,023)

FINANCING ACTIVITIES
  Net change in deposits                                                                 6,844         (2,752)
  Proceeds from sale of preferred stock                                                    250              -
  Proceeds from (cost of) common stock offering                                            (55)           153
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                      7,039         (2,599)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     4,748         (4,943)
Beginning cash and cash equivalents                                                      5,438         14,218
--------------------------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                                    $   10,186     $    9,275
==============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest                                                                          $    1,100     $    1,977
  Income taxes                                                                               -              -

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


     The following discussion compares the financial condition of the Corporation and its subsidiaries at June 30, 2002 and December 31, 2001, and the results of operations for the six and three months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. These forward-looking statements are not guarantees of future performance and involve substantial risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Corporation's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Corporation may be found under the caption "Risk Factors That May Effect Future Results" in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.


FINANCIAL CONDITION

ASSETS

         The Corporation's total assets have increased by $7.0 million, to $84.3 million at June 30, 2002, compared with $77.3 million at December 31, 2001.

         Cash and cash equivalents, which include federal funds sold and short-term investments, increased $4.7 million, or 87.3% to $10.2 million at June 30, 2002, from $5.4 million at December 31, 2001. The increase was a result of the net of increased deposits and securities which were either called or matured.

         The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated. On the balance sheet, securities available for sale are shown on the balance sheet at estimated fair value.

                                                                              JUNE 30, 2002
                                                     --------------------------------------------------------------
                                                                       GROSS            GROSS          ESTIMATED
                                                     AMORTIZED       UNREALIZED       UNREALIZED        MARKET
                                                       COST            GAINS            LOSSES           VALUE
                                                     --------------------------------------------------------------
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies                 $4,027              $26     $      -            $4,053
                                                     ==============================================================



                                                                            DECEMBER 31, 2001
                                                     --------------------------------------------------------------
                                                                       GROSS            GROSS          ESTIMATED
                                                     AMORTIZED       UNREALIZED       UNREALIZED         MARKET
                                                       COST            GAINS            LOSSES           VALUE
                                                     --------------------------------------------------------------

U.S. Treasury securities and obligations of
U.S. Government corporations and agencies                 $4,973              $60     $     (2)           $5,031
                                                     ==============================================================



         The amortized cost and estimated market of available-for-sale securities at June 30, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                   ESTIMATED
(000's omitted)                                 AMORTIZED            MARKET
                                                  COST               VALUE
                                               ------------------------------
Due in one year or less                              $1,518           $1,531
Due after one year through five years                 2,509            2,522
Due after five years through ten years                    -                -
-----------------------------------------------------------------------------
Total                                                $4,027           $4,053
=============================================================================


         Investment securities with an amortized cost and market value of $2.5 million were pledged to secure the right to participate in the overnight federal funds market and for lines of credit at the Federal Home Loan Bank of Indianapolis.

         At June 30, 2002, the Banks had no loans classified as loans held for sale, compared to $2.9 million at December 31, 2001. The Banks have spent time on the secondary market infrastructure and therefore had an immaterial amount in the pipeline at June 30, 2002. The fair value of the loans held for sale is based on commitments on hand from investors or prevailing market prices. The loans held for sale are subject to interest rate risk. If rates increase before the loans are sold a loss may be recognized.

         At June 30, 2002 and December 31, 2001, respectively, the Corporation had $68.0 million and $61.9 million in net loans. The following table shows the breakdown into the various loan products as of June 30, 2002 and December 31, 2001.

                                                               At
                                               ---------------------------------
(in thousands)                                     June 30,        December 31,
                                                      2002             2001
                                               ---------------------------------
Mortgage loans on real estate:
Residential 1-4 family                         $       6,890    $       5,200
Commercial                                            35,173            1,486
Construction                                           4,540            4,575
Equity lines of credit                                 3,095            3,100
-------------------------------------------------------------------------------
    Total mortgage loans                              49,698            4,361

Commercial loans                                      16,599            5,261
Consumer installment loans                             3,099            3,661
-------------------------------------------------------------------------------
    Total loans                                       69,396           63,283

Less allowance for possible loan losses               (1,461)          (1,398)
-------------------------------------------------------------------------------
Net loans                                      $      67,935    $      61,885
===============================================================================



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

          At June 30, 2002 the allowance for loan losses was $1.5 million compared to 1.3 million at June 30, 2001. Allowance for loan losses as a percentage of total loans was 2.11% at June 30, 2002 and 1.98% as of June 30, 2001. During the six months ended June 30, 2002, provisions for loan losses decreased $379,000 when compared to provisions made during the same period in 2001. Net charge offs for the six months ended June 30, 2002 and 2001 were $33,000 and $42,000, respectively. During the calendar year 2001, management of the Banks allocated increased amounts to the allowance for possible loan losses. Based on the analysis of the June 30, 2002 loan portfolio, management believes the provisions for the six months ended June 30, 2002 are adequate. The following table shows an analysis of the allowance for possible loan losses.

                                      SIX MONTHS ENDED      THREE MONTHS ENDED
                                   --------------------------------------------
                                            JUNE 30                JUNE 30
                                   --------------------------------------------
                                     2002         2001        2002      2001
                                   --------------------------------------------
Balance beginning of period        $ 1,398     $   835     $ 1,407    $   844
Provision for loan losses               96         475          78        425
Charge-offs                            (34)        (42)        (25)        (1)
Recoveries                               1           -           1          -
--------------------------------------------------------------------------------
Net charge-offs                        (33)        (42)        (24)        (1)
--------------------------------------------------------------------------------
Balance end of period              $ 1,461     $ 1,268     $ 1,461    $ 1,268
================================================================================

Reserve as a percentage of loans      2.11%       1.98%


         Nonperforming assets are made up of impaired loans in nonaccrual status, loans past due 90 days or more and other repossessed assets. A loan is considered impaired when, based on current information and events, it is probable the Banks will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.

         As of June 30, 2002, there were four commercial loans totaling $1.1 million classified as nonaccrual loans. At December 31, 2001 there were eight commercial loans for $1.2 million in a nonaccrual status. Management actively manages the loan portfolio, seeking to identify and resolve problem assets at an early stage.

NONPERFORMING ASSETS


                                                            JUNE 30        DECEMBER 31,
                                                             2002              2001
                                                           -----------------------------
NONACCRUAL LOANS
Commercial loans                                           $    1,058     $    1,215
Consumer loans                                                      -             77
----------------------------------------------------------------------------------------
Total nonaccrual loans                                          1,058          1,292

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
Commercial loans                                                  299            248
Consumer loans                                                      -             18
----------------------------------------------------------------------------------------
Total accruing loans past due 90 days or more                     299            266
----------------------------------------------------------------------------------------
Total nonperforming loans                                       1,357          1,558

REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Commercial real estate owned                                      191
Other repossessed assets                                          116            176
----------------------------------------------------------------------------------------
Total nonperforming assets                                 $    1,664     $    1,734
========================================================================================


         If the nonaccural loans shown in above had been paying in agreement with their contractual terms, an additional $61,085 would have been recorded in interest income during the six-month period ending June 30, 2002. Management knows of no loans that have not been disclosed above that caused them to have doubts about the ability of such borrowers to comply with the contractual loan terms or which may have a material affect on the Corporation's balance sheet or results of operations.

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

LIABILITIES

During the six months ended June 30, 2002, total deposits increased by $6.9 million, to $76.4 million compared to $69.5 at December 31, 2001. The increase in deposits occurred in core deposits of demand deposits, NOW accounts, savings and money markets in the amount of $3.2 million, an increase of $1.5 million in certificates of deposits under $100,000 and an increase of $2.1 million in certificates of deposits $100,000 and over. The following table shows the breakdown into the various deposits products as of June 30, 2002 and December 31, 2001.


                                                                      AT
                                                        --------------------------------
(in thousands)                                          JUNE 30,            DECEMBER 31,
                                                          2002                 2001
                                                        --------------------------------
Demand Deposits                                         $  9,719                 $3,739
NOW Accounts                                               2,708                  2,951
Money Market Deposits                                     15,367                 17,598
Savings Deposits                                           2,081                  2,359
Certificates of Deposit under $100,000                    27,153                 25,660
Certificates of Deposit $100,000 and over                 19,354                 17,231
-----------------------------------------------------------------------------------------
    Total deposits                                        76,382                 69,538
=========================================================================================



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

         On May 3, 2002, the Corporation sold 20,834 shares of Series A Preferred Stock, in a private offering, at a price of $12.00 per share. There are 62,502 shares of common stock reserved for issuance upon the conversion of the Series A Preferred Stock.

         Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. To be considered a "well-capitalized" bank by the FDIC, the Corporation must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, a leverage ratio of at least 5% and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of June 30, 2002, the Banks are both considered well capitalized.

                                                                                To be adequately         To be well
Total risk based capital                                   Actual                 Capitalized            Capitalized
                                                           ------                 -----------            -----------
              (to risk-weighted assets)                 Amount     Ratio        Amount     Ratio      Amount      Ratio
                                                        ------     -----        ------     -----      ------      -----
              Consolidated                              $7,069     10.0%        $5,679     8.0%       $7,099      10.0%
              Lakeside Community Bank                   $4,089     10.6%        $3,092     8.0%       $3,865      10.0%
              North Oakland Community Bank              $3,266     10.1%        $2,584     8.0%       $3,231      10.0%



         The Corporation's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposits equivalents, federal funds sold, and the issuance of common stock. An additional source of liquidity, as the need arises, is out-of-market or internet certificates of deposits. The out-of-market and internet certificates of deposits usually require a higher interest rate and are a more volatile source of liquidity. As of June 30, 2002 the Banks have $12.6 million in out-of-market certificates of deposits compared to $14.5 million at December 31, 2001. Management is formulating plans to minimize the use of out-of-market certificates of deposits in 2002. The Corporation had borrowing capability on an unused line of credit with FHLB at June 30, 2002 of approximately $500,000. Liquidity management involves the ability to meet the cash flow requirements of the Banks' customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

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


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001:

         The Corporation reported a year to date 2002 net income of $84,000 ($0.07 per share) compared to a net loss of $1,059,000 ($(1.28) per share) for the six months ended June 30, 2001, representing an increase of 107% in year to date comparisons. These earnings figures are record six-month earnings for Michigan Community Bancorp Limited and its subsidiary banks, Lakeside Community and North Oakland Community Bank since their inception in 1999.

Net interest income increased by 24.3% to $1.7 million for the six months ended June 30, 2002 compared to $1.4 million for the same period ended June 30, 2001, despite negative margin pressure arising from drops in the prime lending rate during 2001. The net interest margin increased to 4.40% at June 30, 2002, compared to 3.59% at June 30, 2001. The rate earned on interest earning assets decreased by 1.38% from June 30, 2001 to 7.05% at June 30, 2002. The rate paid on interest earning liabilities decreased by 2.52% from June 30, 2001 to 3.15% at June 30, 2002. The decreases in both interest earned and interest paid are primarily the result of the decreases in rates enacted by the Federal Reserve throughout the year 2001. Emphasis on balance sheet management should enable the Corporation to keep net interest income stable.

         The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning assets and interest bearing liabilities, and the net interest margin, for the six month periods ended June 30, 2002 and 2001.


For the six months ended June 30,                               2002                                      2001
----------------------------------------------------------------------------------------------------------------------------------
                                                Average                       Average      Average                        Average
(in thousands)                                  Balance         Interest        Rate       Balance        Interest          Rate
                                                -------         --------------------       -------        -----------------------
Assets
Interest-bearing balances w/banks               $   133            $    1      1.50%      $    58          $    1           3.45%
Federal funds sold                                2,454                20      1.63%        8,158             204           5.00%
Securities                                        5,853               101      3.45%        5,449             168           6.17%
Loans, including fees                            69,700             2,634      7.56%       63,177           2,864           9.07%
                                                 ------            -----------------      -------          ----------------------
   Total earning assets/interest income          78,140             2,756      7.05%       76,842           3,237           8.43%

Cash and due from banks                           3,432                                     3,629
Allowance for loan losses                        (1,406)                                     (892)
Other assets                                      1,875                                     2,091
                                                -------                                   -------
   Total assets                                 $82,041                                   $81,670
                                                =======                                   =======

Liabilities and Equity
Interest-bearing demand and money markets       $17,574            $  129      1.47%      $16,069           $ 337           4.19%
Savings accounts                                  2,150                18      1.67%        1,159              17           2.93%
Time deposits less than $100,000                 26,354               588      4.46%       29,640             853           5.76%
Time deposits $100,000 and over                  19,716               302      3.06%       18,634             650           6.98%
                                                -------            -----------------      -------          ----------------------
   Total interest-bearing liabilities            65,794             1,037      3.15%       65,5O2           1,857           5.67%
   interest expense                             -------            -----------------      -------          ----------------------

Non-interest bearing demand deposits              8,534                                     8,322
Other liabilities                                   678                                       567
Shareholders' equity                              7,035                                     7,279
                                                -------                                   -------
   Total liabilities and shareholders'
   equity                                       $82,041                                   $81,670
                                                =======                                   =======
Net interest income                                                $1,719                                  $1,380
                                                                   ======                                  ======
Net interest spread                                                            3.90%                                        2.76%
                                                                              ======                                        =====
Net interest margin                                                            4.40%                                        3.59%
                                                                              ======                                        =====




         The Corporation had an allowance for possible loan losses of 2.11% and 1.98% of total loans as of June 30, 2002 and 2001, respectively. The provision for possible loan losses for the six months ended June 30, 2002 and 2001 was $96,000 and $475,000, respectively.

         Noninterest income was $151,000 for the six months ended June 30, 2002 compared to $130,000 for the same period in 2001. The largest component of noninterest income in 2002 is deposit account service charges, which comprised 58.9% of the six month total.

         Noninterest expense for the first six months of 2002 decreased by $407,000 or 19.4%. The largest component of noninterest expense was compensation and benefits, which totaled $894,000 and $960,000 for the six months ended June 30, 2002 and 2001, respectively. Salaries and benefits decreased by 6.9% when comparing the six months ended June 30, 2002 and June 30, 2001. The component making up the largest decrease in non-interest expense is the other non-interest expense category. The category decreased by 56.0%, to $153,000 in the six months ended June 30, 2002 from $348,000 for the same period of 2001. The primary item that contributed to the decrease was the decision to exit the St Clair county project in 2001. During the six months ended June 30, 2001, the Corporation determined that a planned expansion into Algonac, Michigan was not economically feasible at that time. In order to account for the development costs associated with this abandoned project, the Corporation took a one-time charge of $270,000. Currently the Corporation remains liable on a lease for the building at the proposed project. Management has included in its expenditures an accrual of three months rent related to remaining lease obligations it expects to pay as it pursues options regarding lease termination or sublease of the building. The monthly rent on the building is $3,750 per month during the first five-year period and $4,125 for the last five-year period. The lease terminates on November 30, 2009. The Corporation is currently exploring various options with the landlord including subleasing the building.



COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30, 2001:

         The Corporation reported a second quarter 2002 net income of $18,000 ($0.02 per share) compared to a net loss of $867,000 ($(1.04) per share) for the second quarter ended June 30, 2001, representing an increase of 102% in quarter-to-quarter comparisons. These earnings figures are all-time record quarterly earnings figures for Michigan Community Bancorp Limited and its subsidiary banks, Lakeside Community and North Oakland Community Bank since their inception in 1999.

         Net interest income increased by 29.4% to $876,000 for the three months ended June 30, 2002 compared to $677,000 for the three months ended June 30, 2001, despite negative margin pressure arising from drops in the prime lending rate during 2001. Continued emphasis on balance sheet management should enable the Corporation to keep net interest income stable.

         The Corporation had an allowance for possible loan losses of 2.11% and 1.98% of total loans as of June 30, 2002 and 2001, respectively. The provision for possible loan losses for the three months ended June 30, 2002 and 2001 was $78,000 and $425,000, respectively.

         Non-interest income was $84,000 for the three months ended June 30, 2002 compared to $68,000 for the same period in 2001. The largest component of non-interest income in 2002 is deposit account service charges, which comprised 60.7% of the three month total.

         Non-interest expense for the three months ended June 30, 2002 decreased by $323,000 or 27.2%. The largest component of non-interest expense was compensation and benefits, which totaled $444,000 and $462,000 for the three months ended June 30, 2002 and 2001, respectively. Compensation and benefits decrease by 3.9% when comparing the three months ended June 30, 2002 and June 30, 2001. The largest component making up the decrease in non-interest expense is the other non-interest expense category. The category decreased by 64.4%, to $102,000 in the three months ended June 30, 2002 from $287,000 for the same period of 2001. The primary item that contributed to the decrease was the decision to exit the St Clair county project in 2001. During the six months ended June 30, 2001, the Corporation determined that a planned expansion into Algonac, Michigan was not economically feasible at that time. In order to account for the development costs associated with this abandoned project, the Corporation took a one-time charge of $270,000. Management has included in its expenditures an accrual of three months rent related to remaining lease obligations it expects to pay as it pursues options regarding lease termination or sublease of the building. Currently the Corporation remains liable on a lease for the building at the proposed project. The monthly rent on the building is $3,750 per month during the first five-year period and $4,125 for the last five-year period. The lease terminates on November 30, 2009. The Corporation is currently exploring various options with the landlord including subleasing the building.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As a depository of funds, the Banks may be named as a defendant in a lawsuit (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the business of the Banks. The following is a description of legal proceeding in which MCB is named:


Roy W. Klecha, Jr. and Christine J. Klecha v Michigan Community Bancorp, Ltd

         This is a conversion, unjust enrichment, promissory estoppel, breach of express and implied warranty, and intentional and innocent misrepresentation case brought by Roy and Christine Klecha against Michigan Community Bancorp filed on August 28, 2001 in the Circuit Court of St. Clair County Michigan (Case No. D 01002373-CZ). Michigan Community Bancorp has filed a counterclaim against Roy W. Klecha, Jr. for breach of fiduciary duty, breach of duties under Michigan's Uniform Trade Secrets Act, tortious interference with business expectancy, misappropriation, and breach of contract. In their complaint, the Klechas are demanding $60,000, plus interest, costs and attorney fees. This legal proceeding has been dismissed through a Stipulated Order of Dismissal dated July 3, 2002 without any impact to the Corporation.

Daniel J. DuVernay, Joseph C. Fournier and Dennis Guiser v Michigan Community Bancorp, Ltd

         This is an intentional misrepresentation, innocent misrepresentation, statutory violations and unjust enrichment case brought by Daniel J. DuVernay, Joseph C. Fournier and Dennis Guiser against Michigan Community Bancorp filed on August 6, 2001 in the Circuit Court of St. Clair County Michigan (Case No. D 1002114). In their complaint, the Plaintiffs are demanding $140,000, plus interest, costs and attorney fees. This legal proceeding has been dismissed through a Stipulated Order of Dismissal dated July 3, 2002. A settlement agreement was reach between the parties in June of 2002. Upon execution of this agreement, Michigan Community Bancorp Limited will convey 25,454 shares of freely tradable MCB stock. For one year, commencing with the issuance date, the party will have the right to sell said shares on the stock market for not less that $5.50 per share, net commissions. After said one-year period, any of the shares that remain unsold will be repurchased by MCB for a purchase price of $5.50 per share.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OR SECURITY HOLDERS


     (a) Annual meeting of the shareholders of Michigan Community Bancorp Limited was held on June 10, 2002.

     (b) Election of directors to serve until the annual meeting of shareholders in 2005.

                                     For        Against       Abstain       Non-vote

          Paul "Bud" E. Baltzer     829,784      7,920             0        321,685
          Frank D Blowers           828,984      8,720             0        321,685
          Robert R. Peleman         829,784      7,920             0        321,685
          Russell M. Shelton        832,984      4,720             0        321,685

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (c) Exhibits
                  None

     (d) Reports on Form 8-K
                  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.



August 14, 2002                        Michigan Community Bancorp Limited

                                       By:  /s/ J. William Sumner
                                          ---------------------------
                                       J. William Sumner
                                       Chief Executive Officer

                                       By: /s/ Janet C. Smith
                                          ---------------------------
                                       Janet C. Smith
                                       CFO and Corporate Secretary

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

99.1                            Certification of Chief Executive Officer

99.2                            Certification of Chief Financial Officer