Form 10QSB
period 2002-09-30
MICHIGAN COMMUNITY BANCORP LTD
filed 2002-11-15
CIK 1068901

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

{ } QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ______________________

                           Commission File No. 0-25079

                       MICHIGAN COMMUNITY BANCORP LIMITED
      (Exact name of small business registrant as specified in its charter)

         MICHIGAN                                       38-3390193
  (State of incorporation)                  (I.R.S. Employer Identification No.)

                              43850 SCHOENHERR ROAD
                           STERLING HEIGHTS, MI 48313
              (Address of principal executive offices and zip code)

                                 (586) 532-8000
                         (Registrant's telephone number)

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

As of November 13, 2002, the Registrant had 1,159,389 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                               Yes       No  X
                                  -----    -----

                       MICHIGAN COMMUNITY BANCORP LIMITED

                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................

         Consolidated statements of financial condition at September 30, 2002
                  (unaudited) and December 31, 2001.......................................................  3

         Consolidated statements of operations (unaudited) for the nine and three month periods ended September 30, 2002 and 2001...............................  4

         Consolidated statements of changes in shareholders' equity (unaudited) at
                  September 30, 2002......................................................................  5

         Consolidated statements of cash flows (unaudited) for the nine month periods ended September 20, 2002 and 2001.......................................................  6

         Notes to financial statements....................................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................  8

Item 4.  Controls and Procedures.......................................................................... 17

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................ 18

Item 4.  Submission of Matters to a Vote of Security-Holders.............................................. 18

Item 6.  Exhibits and Reports on Form 8-K................................................................. 19

Signatures................................................................................................ 20

Certifications............................................................................................ 21

                       MICHIGAN COMMUNITY BANCORP LIMITED
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             SEPTEMBER 30,   DECEMBER 31,
($ in thousands)                                                                                 2002           2001
                                                                                             ----------------------------
                                                                                             (unaudited)
ASSETS
Cash and due from banks                                                                      $    7,183      $   2,338
Federal funds sold                                                                                3,300          3,100
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                        10,483          5,438
Securities available for sale, at fair value (amortized cost of $4,394 in 2002
  and $4,973 in 2001)                                                                             4,439          5,031
Federal Home Loan Bank stock, at cost                                                               143            108
Residential mortgage loans held for sale                                                            643          2,946
Loans                                                                                            66,638         63,283
Allowance for loan losses                                                                         1,274          1,398
-------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                        65,364         61,885
Premises and equipment, net                                                                         989          1,189
Other real estate owned                                                                             161             --
Accrued interest receivable and other assets                                                        626            700
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $   82,848      $  77,297
=========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                                                                $    8,770      $   3,739
Interest-bearing deposits                                                                        66,701         65,799
-------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                   75,471         69,538
Interest payable and other liabilities                                                              975            762
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                76,446         70,300

Stockholders' equity:
Preferred stock- stated value $12; authorized 1,000,000 shares, 20,834 shares                       250            -
  issued and outstanding at September 30, 2002
Common stock - stated value $5; authorized 9,000,000 shares, 1,159,389 shares
  issued and outstanding at September 30, 2002 and December 31, 2001                              5,797          5,797
Additional paid-in capital                                                                        6,195          6,250
Accumulated deficit                                                                              (5,885)        (5,108)
Accumulated other comprehensive income                                                               45             58
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                        6,402          6,997
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                   $   82,848      $  77,297
=========================================================================================================================

See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                                              ------------------------------------------------------------
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
($ in thousands, except per share data)                          2002              2001          2002              2001
                                                              ------------------------------------------------------------
INTEREST INCOME
Interest on loans, including fees                             $     3,895        $  4,269     $    1,262       $   1,405
Interest on securities                                                148             247             46              78
Interest on federal funds sold                                         34             259             13              55
-------------------------------------------------------------------------------------------------------------------------
Total interest income                                               4,077           4,775          1,321           1,538

INTEREST EXPENSE
Interest expense on deposits                                        1,562           2,628            524             773
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 2,515           2,147            797             765
Provision for loan losses                                             239             498            143              23
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 2,276           1,649            654             742

NONINTEREST INCOME
Deposit account service charges                                       117              97             28              35
Other service charges and fees                                         67              76             41              27
Other                                                                  48              23             13               4
-------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                              232             196             82              66

NONINTEREST EXPENSE
Compensation and benefits                                           1,321           1,438            427             478
Occupancy and equipment                                               532             555            184             187
Marketing and business development                                     64             117             22              27
Legal and professional                                                298             304            181              81
Outside processing                                                    180             194             55              86
Write off of foreclosed assets                                        191             -              191             -
Defaulted loan expense                                                 63               7             23             -
Accrued operating lease cost                                          180             -              169             -
Other                                                                 191             407             80              67
-------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                           3,020           3,022          1,332             926
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                             (777)         (1,177)          (861)           (118)
=========================================================================================================================

Average common shares outstanding                               1,159,389         832,360      1,159,389         839,957
LOSS PER COMMON SHARE:
   Basic                                                      $     (0.67)       $  (1.42)    $    (0.74)      $   (0.14)
   Fully diluted                                              $     (0.67)       $  (1.42)    $    (0.74)      $   (0.14)



See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                                                                 Accumulated
                                                                       Additional                   Other              Total
($ in thousands)                               Preferred     Common     Paid-In    Accumulated  Comprehensive      Shareholders'
                                                 Stock       Stock      Capital      Deficit    (Loss) Income         Equity
                                               ---------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                     $   -       $   3,780   $   6,410   $ (2,392)      $      (10)       $   7,788
Private placement of stock (59,043 shares)                       295         155                                          450
Comprehensive loss:
   Net loss                                                                            (840)                             (840)
   Change in unrealized gain on
     securities available for sale                                                                        32               32
                                                                                                                    ------------
   Total comprehensive loss                                                                                              (808)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                       -           4,075       6,565     (3,232)              22            7,430
Private placement of stock (34,228 shares)                       171          31                                          202
Public Rights Offering                                         1,551        (155)                                       1,396
Cost of rights offering                                                     (191)                                        (191)
Comprehensive loss:
   Net loss                                                                          (1,876)                           (1,876)
   Change in unrealized gain on
     securities available for sale                                                                        36               36
                                                                                                                    ------------
   Total comprehensive loss                                                                                            (1,840)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                       -           5,797       6,250     (5,108)              58            6,997
Cost of rights offering from prior year                                      (55)                                         (55)
Private placement of stock (20,834 shares)         250                                                                    250
Comprehensive loss:
   Net loss                                                                            (777)                             (777)
   Change in unrealized loss on
     securities available for sale                                                                       (13)             (13)
                                                                                                                    ------------
   Total comprehensive loss                                                                                              (356)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                  $   250     $   5,797   $   6,195   $ (5,885)      $       45        $   6,836
================================================================================================================================


See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        NINE MONTHS ENDED
                                                                              -------------------------------------
($ in thousands)                                                                          SEPTEMBER 30,
                                                                                   2002                   2001
                                                                              -------------------------------------
OPERATING ACTIVITIES
 Net loss                                                                     $        (777)          $     (1,177)
 Adjustments to reconcile net loss to net cash provided
  by(used in) operating activities:
   Depreciation and amortization                                                        209                    213
   Provision for loan losses                                                            504                    498
   Accretion of securities                                                              (51)                   (76)
   Decrease in loans held for sale                                                    2,303                    -
   Increase in interest receivable and other assets                                     (87)                   (16)
   Increase in interest payable and other liabilities                                    44                     94
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                   2,314                   (464)

INVESTING ACTIVITIES
 Purchases of securities available for sale                                          (2,270)                (3,506)
 Proceeds from maturities of securities available for sale                            2,900                  3,000
 Net increase in loans                                                               (3,983)                  (183)
 Purchase of Federal Home Loan Bank stock                                               (35)                    (5)
 Purchases of premises and equipment                                                     (9)                   (17)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (3,397)                  (711)

FINANCING ACTIVITIES
 Net change in deposits                                                               5,933                 (2,451)
 Proceeds from sale of preferred stock                                                  250                    -
 Proceeds from (cost of) common stock offering                                          (55)                   358
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   6,128                 (2,093)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  5,045                 (3,268)
Cash and cash equivalents, beginning of period                                        5,438                 14,218
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $      10,483           $     10,950
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
  Interest                                                                    $       1,434           $      2,265
  Federal taxes                                                                         -                      -

Non-cash investing and financing activities
  Transfer from loans to real estate owned (net)                                        352


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MICHIGAN COMMUNITY BANCORP LIMITED AND ITS SUBSIDIARIES

PERIOD ENDED SEPTEMBER 30, 2002


NOTE A - BASIS OF PRESENTATION

     The financial statements of Michigan Community Bancorp Limited (the "Corporation") include the consolidation of its subsidiaries, Lakeside Community Bank and North Oakland Community Bank, collectively, (the "Banks").

     The unaudited financial statements as noted in the table of contents are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation's Annual Report on Form 10KSB for the year ended December 31, 2001.

     In the opinion of management, the interim statements referred to above contain all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE B - EARNING PER SHARE

     Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 1,159,389 for three and nine month periods ended September 30, 2002 and 839,957 and 832,360 for the three and nine month periods ended September 30, 2001, respectively.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, the Corporation adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the reporting and other intangibles assets subsequent to their acquisition. This Statement requires that goodwill be separately disclosed from other intangible assets on the balance sheet and the goodwill and intangible assets with indefinite useful lives no longer be amortized, but, instead, tested for impairment at least annually. As required by the Statement, intangible assets that do not meet the criteria for recognition from goodwill must be reclassified. As a result of the Corporation's analysis, no reclassifications were required as of September 30, 2002.

     In October of 2002, the FASB issued Statement of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions." Implementation of Statement of Financial Accounting Standard No. 147 is not expected to impact the Corporation.

NOTE D - OTHER MATTERS

North Oakland Community Bank formally entered into an agreement with its primary regulatory examiners, which provided for the following requirements, among others:

         -    Formulate and implement earnings and strategic plans.

         - Formulate, adopt, and submit a written action plan to lessen the Bank's risk position in each asset classified "Substandard" or "Doubtful".
         -    Maintain Tier 1 capital level equal to or exceeding 8 %.
         - Limit total asset growth to not more than 3% during any consecutive three-month period without first providing at least 30 days advance written notice.
         - The Bank shall not declare or pay any dividends without prior written consent.

North Oakland Community Bank has addressed these concerns with the regulators and is corresponding with them to maintain compliance with these requirements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     The Corporation's office and the office of Lakeside are located at 43850 Schoenherr Road, Sterling Heights, Michigan 48313. The main office of North Oakland is located at 1467 North Rochester Road, Rochester Hills, Michigan 48307.


     The following discussion compares the financial condition of the Corporation and its subsidiaries at September 30, 2002 and December 31, 2001, and the results of operations for the nine and three month periods ended September 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. These forward-looking statements are not guarantees of future performance and involve substantial risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Corporation's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Corporation may be found under the caption "Risk Factors That May Effect Future Results" in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

FINANCIAL CONDITION

ASSETS

         The Corporation's total assets have increased by $5.6 million, to $82.8 million at September 30, 2002, compared with $77.3 million at December 31, 2001.

         Cash and cash equivalents, which include federal funds sold and short-term investments, increased $5.0 million, or 92.8% to $10.5 million at September 30, 2002, from $5.4 million at December 31, 2001. The increase was a result of the net increase in deposits and proceeds from securities, which were either called or matured offset by net loan production.

         The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated. Securities available for sale are shown on the balance sheet at estimated fair value.


                                                                                  SEPTEMBER 30, 2002
                                                             --------------------------------------------------------
($ in thousands)                                                               GROSS          GROSS
                                                             AMORTIZED       UNREALIZED     UNREALIZED       FAIR
                                                               COST            GAINS          LOSSES         VALUE
                                                             --------------------------------------------------------
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies                  $  4,127        $      43      $              $   4,170
Corporate Bonds                                                   267                2                           269
                                                             --------------------------------------------------------
Total                                                        $  4,394        $      45      $      -       $   4,439
                                                             ========================================================

                                                                                  DECEMBER 31, 2001
                                                             --------------------------------------------------------
($ in thousands)                                                               GROSS          GROSS
                                                             AMORTIZED       UNREALIZED     UNREALIZED       FAIR
                                                               COST            GAINS          LOSSES         VALUE
                                                             --------------------------------------------------------
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies                  $  4,973        $      60      $      (2)     $   5,031
                                                             ========================================================

         The amortized cost and estimated market of available-for-sale securities at September 30, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)                                                          AMORTIZED                FAIR
                                                                             COST                  VALUE
                                                                        -------------------------------------
Due in one year or less                                                 $       1,016          $       1,024
Due after one year through five years                                           3,378                  3,415
--------------------------------------------------------------------------------------------------------------
Total                                                                   $       4,394          $       4,439
==============================================================================================================

         Investment securities with an amortized cost and market value of $1.5 million were pledged to secure the right to participate in the overnight federal funds market at Bank One.

         At September 30, 2002, the Banks had $643,000 classified as loans held for sale, compared to $2.9 million at December 31, 2001. The fair value of the loans held for sale is based on commitments on hand from investors or prevailing market prices. The loans held for sale are subject to interest rate risk. If rates increase before the loans are sold a loss may be recognized.

         At September 30, 2002 and December 31, 2001, respectively, the Corporation had $65.4 million and $61.9 million in net loans. The following table shows the breakdown into the various loan products as of September 30, 2002 and December 31, 2001.

($ in thousands)                                   SEPTEMBER 30,        DECEMBER 31,
                                                       2002                 2001
                                                 --------------------------------------
Mortgage loans on real estate:
Residential 1-4 family                            $     5,497            $     5,200
Commercial                                             35,971                 31,486
Construction                                            4,106                  4,575
Equity lines of credit                                  2,568                  3,100
--------------------------------------------------------------------------------------
     Total mortgage loans                              48,142                 44,361

Commercial loans                                       15,612                 15,261
Consumer installment loans                              2,884                  3,661
--------------------------------------------------------------------------------------
     Total loans                                       66,638                 63,283

Less allowance for loan losses                          1,274                  1,398
--------------------------------------------------------------------------------------
Net loans                                         $    65,364            $    61,885
======================================================================================

         The Banks maintain an allowance for loan losses believed to be sufficient to absorb credit losses inherent in their loan portfolio. The allowance for loan losses represents management's estimate of probable losses in the portfolio at each balance sheet date and is supported by all the relevant information available to management. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in our loan portfolio and credit undertakings that are not specifically identified. We believe that the allowance for loan losses will be adequate to provide for estimated probable credit losses inherent in our existing loan portfolio.

         At September 30, 2002 the allowance for loan losses was $1.3 million compared to $1.4 million at December 31, 2001. Allowance for loan losses as a percentage of total loans was 1.91% at September 30, 2002 and 2.21% as of December 31, 2001. During the nine months ended September 30, 2002, provisions for loan losses decreased $504,000 when compared to provisions made during the same period in 2001. Based on the analysis of the portfolio and the increase in nonperforming assets, management increased the loan loss provision for the quarter ended September 30, 2002. Net charge offs for the nine months ended September 30, 2002 and 2001 were $628,000 and $135,000, respectively. Based on the analysis of the September 30, 2002 loan portfolio, management believes the loan loss provision for the nine months ended September 30, 2002 is adequate. The following table shows an analysis of the allowance for possible loan losses.

                                                    NINE MONTHS ENDED                 THREE MONTHS ENDED
                                            -------------------------------------------------------------------
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
($ in thousands)                               2002                  2001            2002             2001
                                            -------------------------------------------------------------------
Balance beginning of period                $      1,398          $        835    $      1,461     $      1,269
Provision for loan losses                           504                   498             143               23
Charge-offs                                        (683)                 (135)           (649)             (94)
Recoveries                                           55                   -                54              -
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                    (628)                 (135)           (595)             (94)
---------------------------------------------------------------------------------------------------------------
Balance end of period                      $      1,274          $      1,198    $      1,274     $      1,198
===============================================================================================================

ALLOWANCE AS A PERCENTAGE OF:
   Loans                                           1.91%                 1.93%            -              -
   Net charge-offs                               202.87%               887.41%         214.12%       1274.47%

         Nonperforming assets consist of impaired loans on nonaccrual status, loans past due 90 days or more and other repossessed assets. A loan is considered impaired when, based on current information and events, it is probable the Banks will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.

         As of September 30, 2002, there was one commercial loan totaling $520,000 classified as nonaccrual. At December 31, 2001 there were eight commercial loans totalling $1.2 million in a nonaccrual status. Management actively manages the loan portfolio, seeking to identify and resolve problem assets at an early stage.

         If the nonaccrual loan discussed above had been paying in accordance with contractual term, an additional $22,674 would have been recorded in interest income during the nine-month period ended September 30, 2002. To management's knowledge, there are no additional loans which cause management to have doubts about the ability of such borrowers to comply with the contractual loan terms or which may have a material affect on the Corporation's balance sheet or results of operations.

NONPERFORMING ASSETS
($ in thousands)                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                     2002                 2001
                                                                ------------------------------------
NONACCRUAL LOANS
Commercial loans                                                  $      520           $    1,215
Consumer loans                                                           -                     77
----------------------------------------------------------------------------------------------------
Total nonaccrual loans                                                   520                1,292

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
Commercial loans                                                         444                  248
Commercial mortgages                                                     655                  -
Residential mortgages                                                    680                  -
Consumer loans                                                           -                     18
----------------------------------------------------------------------------------------------------
Total accruing loans past due 90 days or more                          1,779                  266
----------------------------------------------------------------------------------------------------
Total nonperforming loans                                              2,299                1,558

REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Residential real estate owned                                            161                  -
Other repossessed assets                                                  17                  176
----------------------------------------------------------------------------------------------------
Total nonperforming assets                                        $    2,477           $    1,734
====================================================================================================

         The Banks' policies regarding non-accrual loans reflect the importance of identifying troubled loans early. Consumer loans are normally charged off no later than 120 days past due, or earlier if deemed uncollectible. Loans other than consumer are generally placed on non-accrual status when management determines that principal or interest may not be fully collectible, unless it is fully collateralized and in the process of collection. Interest previously accrued but not collected on non-accrual loans is charged against current income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable.

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

LIABILITIES

During the nine months ended September 30, 2002, total deposits increased by $5.9 million, to $75.5 million compared to $69.5 at December 31, 2001. An increase occurred in core deposits of demand deposits, NOW accounts, savings and money markets in the amount of $3.2 million and an increase of $3.3 million in certificates of deposits under $100,000 offset by a decrease in certificates of deposit over $100,000 of $500,000. The following table shows the breakdown into the various deposits products as of September 30, 2002 and December 31, 2001.

($ in thousands)                                   SEPTEMBER 30,        DECEMBER 31,
                                                       2002                2001
                                                   ---------------------------------
NOW accounts                                            2,281                2,951
Money market deposits                                  16,978               17,598
Savings deposits                                        1,776                2,359
Certificates of deposit under $100,000                 28,943               25,660
Certificates of deposit $100,000 and over              16,723               17,231
-----------------------------------------------------------------------------------
Total interest bearing deposits                        66,701               65,799
Demand deposits                                    $    8,770           $    3,739
-----------------------------------------------------------------------------------
   Total deposits                                  $   75,471           $   69,538
===================================================================================

CAPITAL

         The Corporation was originally capitalized through an initial public offering of common stock in December 1998. The Corporation does not contemplate the need to raise additional capital during the next twelve months. Management believes that its current capital and liquidity will provide the Corporation with adequate capital to support expected level of deposit and loan growth and to otherwise meet cash and capital requirements.

         During the first quarter of 2002 there was approximately $55,000 of costs that were identified subsequent to December 31, 2001 related to the Rights Offering of common stock that occurred in the fourth quarter of 2001.

         On May 3, 2002, the Corporation sold 20,834 shares of Series A Preferred Stock, in a private offering, at a price of $12.00 per share. There are 62,502 shares of common stock reserved for issuance upon the conversion of the Series A Preferred Stock.

         Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. To be considered "well-capitalized" by the FDIC, the Corporation must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, leverage ratio of at least 5% and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of September 30, 2002, Lakeside Community Bank's total risk-based capital ratio was 10.9%, Tier 1 risk-based capital ratio was 9.9% and leverage capital ratio was 8.3%. As of September 30, 2002, North Oakland Community Bank's total risk-based capital ratio was 11.6%, Tier 1 risk-based capital ratio was 10.3% and leverage capital ratio was 8.6%. At September 30, 2002 both banks were considered to be "well-capitalized" by the FDIC. The following table represents a consolidated capital calculation for the Corporation.


                                                                               To be adequately              To be well
                                                        Actual                   Capitalized                 Capitalized
                                                ----------------------       ---------------------      ---------------------
($ in thousands)                                   Amount     Ratio            Amount      Ratio          Amount       Ratio
                                                 ---------------------       ---------------------      ---------------------
Total capital to risk weighted assets            $  7,209      10.5 %         $  5,508       8.0 %        $  6,885     10.00 %
Tier I capital to risk weighted assets              6,347       9.2              1,542       4.0             2,312      6.00
Tier I capital to average assets (leverage)         6,347       9.2              1,211       4.0             1,514      5.00


LIQUIDITY

         Liquidity management involves the ability to meet the cash flow requirements of the Banks' customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. The Corporation's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits, federal funds sold, and the issuance of common stock. An additional source of liquidity, as the need arises, is out-of-market or Internet certificates of deposits. The out-of-market and Internet certificates of deposits usually require a higher interest rate and are a more volatile source of liquidity. As of September 30, 2002 the Banks have $11.9 million in out-of-market certificates of deposits compared to $14.5 million at December 31, 2001. Management is working to minimize the use of out-of-market certificates of deposits in 2002. The Banks had borrowing capability on an unused line of credit with Bank One at September 30, 2002 of approximately $1.3 million.

         The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity have been deposits, federal funds sold, and loans, which mature within one year. Our larger deposit balances, which might be more likely to fluctuate in response to rate changes, are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. Management of the Corporations considers liquidity to adequate to meet its future commitments

ASSET/LIABILITY MANAGEMENT

         The Banks' Asset Liability Management Committee ("ALCO"), which meets at least quarterly, is responsible for reviewing the interest rate sensitivity position of the Banks and establishing policies to monitor and limit exposure to interest rate risk.

         The following table shows the maturity and repricing distribution of the Banks' interest earning assets and interest bearing liabilities as of September 30, 2002. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. Loans are presented gross of the allowance, while securities are shown at amortized cost. Assumptions incorporated into this time table include estimates of partial redemptions on NOW, Money Market and savings accounts. Prepayment of loans and securities are also included at current levels as of September 30, 2002.

                                                             AFTER THREE     AFTER ONE
($ in thousands)                               WITHIN        MONTHS BUT      YEAR BUT        AFTER
                                               THREE         WITHIN ONE     WITHIN FIVE       FIVE
INTEREST EARNING ASSETS                        MONTHS           YEAR           YEARS         YEARS         TOTAL
                                          -------------------------------------------------------------------------
   Federal funds sold                      $      3,300     $       -       $       -      $     -       $   3,300
   Securities, at amortized cost                  1,006             514           2,874                      4,394
   Federal Home Loan Bank stock                     143                                                        143
   Portfolio loans and held for sale             43,927           3,403          16,750        3,201        67,281
                                          -------------------------------------------------------------------------
Total                                      $     48,376     $     3,917     $    19,624    $   3,201     $  75,118
                                          -------------------------------------------------------------------------


INTEREST BEARING LIABILITIES


NOW and money market accounts              $     19,259     $       -       $       -      $     -       $  19,259
Savings deposits                                  1,776                                                      1,776
Time deposits less than $100,000                  1,819          13,672          13,452                     28,943
Time deposits of $100,000 or more                 7,318           7,102           2,303                     16,723
                                          -------------------------------------------------------------------------
Total                                      $     30,172     $    20,774     $    15,755    $     -       $  66,701
                                          -------------------------------------------------------------------------

Rate sensitivity gap                       $     18,204     $   (16,857)    $     3,869    $   3,201     $   8,417
                                          -------------------------------------------------------------------------
Cumulative rate sensitivity gap            $     18,204     $     1,347     $     5,216    $   8,417
                                          =========================================================================

Rate sensitivity gap ratio                         24.5%          -22.6%            5.2%         4.3%
                                          ------------------------------------------------------------
Cumulative rate sensitivity gap                                     1.8%            7.0%        11.3%
                                                            ==========================================

         The table above indicates the time periods in which interest earning assets and interest bearing liabilities will mature or may be repriced, generally according to their contractual terms. However, this table does not necessarily indicate the impact that general interest rate movements would have on the Corporation's net interest margin, because the repricing of certain assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

         At September 30, 2002, the Corporation is considered "asset sensitive" in the time interval of the first three months, according to the preceding table. In a downward rate environment, the Corporation might not be able to decrease prices on interest bearing liabilities as quickly as decreases on rates on interest earning assets. The Corporation is considered to be somewhat evenly matched at the one year accumulated gap position.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001:

         The Corporation reported a net loss of $777,000 ($(0.67) per share) for the months ended September 30, 2002 compared to a net loss of $1.2 million ($(1.42) per share) for the nine months ended September 30, 2001, representing an improvement of 34.0% in year to date comparisons.

         Net interest income increased by 17.1% to $2.5 million for the nine months ended September 30, 2002 compared to $2.1 million for the same period ended September 30, 2001, despite negative margin pressure arising from reductions in the prime lending rate during 2001. The net interest margin increased to 4.35% at September 30, 2002, compared to 3.73% at September 30, 2001. The rate earned on interest earning assets decreased by 1.25% from September 30, 2001 to 7.05% at September 30, 2002. The rate paid on interest bearing liabilities decreased by 2.17% from September 30, 2001 to 3.21% at September 30, 2002. The decreases in both interest rates earned and interest rates paid are primarily the result of the decreases in rates enacted by the Federal Reserve throughout the year 2001. Emphasis on balance sheet management should enable the Corporation to keep net interest income stable.

         The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning assets and interest bearing liabilities, and the net interest margin, for the nine month periods ended September 30, 2002 and 2001. All interest income is reported on a fully taxable equivalent ("FTE") basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Home Loan Bank equity holdings are included in securities.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

                                                                            Nine months ended September 30,
                                                                   2002                                        2001
                                                 ----------------------------------------     --------------------------------------
($ in thousands)                                   Average                     Average         Average                     Average
                                                   Balance      Interest        Rate           Balance      Interest         Rate
                                                 -----------   --------------------------     -----------  -------------------------
Assets
Interest bearing balances with banks             $      218    $        3          1.83%      $      303   $        8         3.52%
Federal funds sold                                    2,469            34          1.84%           7,589          259         4.55%
Securities                                            4,770           145          4.05%           5,495          239         5.80%
Loans, including fees                                69,658         3,895          7.46%          63,288        4,269         8.99%
                                                 -----------   --------------------------     -----------  -------------------------
  Total earning assets/interest income               77,115         4,077          7.05%          76,675        4,775         8.30%
Cash and due from banks                               3,419                                        3,536
Allowance for loan losses                            (1,379)                                      (1,015)
Other assets                                          1,893                                        2,019
                                                 -----------                                  -----------
  Total assets                                   $   81,048                                   $   81,215
                                                 ===========                                  ===========


Liabilities and Equity
Interest bearing demand and money markets        $   17,412    $      217          1.66%      $   16,261   $      472         3.87%
Savings accounts                                      2,115            24          1.51%           1,269           27         2.84%
Time deposits less than $100,000                     27,079           824          4.06%          28,806        1,322         6.12%
Time deposits $100,000 and over                      18,245           497          3.63%          18,748          807         5.74%
                                                 -----------   --------------------------     -----------  -------------------------
  Total interest bearing liabilities interest
   expense                                           64,851         1,562          3.21%          65,084        2,628         5.38%
                                                 -----------   --------------------------     -----------  -------------------------
Noninterest bearing demand deposits                   8,419                                        8,496
Other liabilities                                       685                                          629
Shareholders' equity                                  7,093                                        7,006
                                                 -----------                                  -----------
  Total liabilities and shareholders' equity     $   81,048                                   $   81,215
                                                 ===========                                  ===========
Net interest income                                            $    2,515                                  $    2,147
                                                               ===========                                 ===========
Net interest spread                                                                3.84%                                      2.92%
                                                                              ===========                                ===========
Net interest margin                                                                4.35%                                      3.73%
                                                                              ===========                                ===========

         The Corporation had an allowance for loan losses of 1.91% and 1.98% of total loans as of September 30, 2002 and 2001, respectively. The provision for possible loan losses for the nine months ended September 30, 2002 and 2001 was $504,000 and $498,000, respectively.

         Noninterest income was $232,000 for the nine months ended September 30, 2002 compared to $196,000 for the same period in 2001. The largest component of noninterest income in 2002 is deposit account service charges, which comprised 50.4% of the nine month total.

         Noninterest expense for the first nine months of 2002 decreased by $171,000 or 5.7%. The largest component of noninterest expense was compensation and benefits, which totaled $1.3 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively. Compensation and benefits decreased by 8.1% when comparing the nine months ended September 30, 2002 and September 30, 2001. During the nine months ended September 30, 2002, the Corporation incurred a loss on property held in real estate owned. The Bank maintained a second mortgage and it was determined that the cost to purchase the first mortgage out-weighed the cost to write down the property. The category of defaulted loan expense increased during the nine months ended September 30, 2002 by $56,000 to $63,000 due to the write down of repossessed assets to market value. The component making up the next largest decrease in non-interest expense is the other expense category. The category decreased by 52.8%, to $192,000 in the nine months ended

September 30, 2002 from $407,000 for the same period of 2001. The primary item that contributed to the decrease was the decision to exit the St Clair County project in 2001. During the nine months ended September 30, 2001, the Corporation determined that a planned expansion into Algonac, Michigan was not economically feasible. In order to account for the development costs associated with this abandoned project, the Corporation took a one-time charge of $270,000. Currently the Corporation remains liable for lease payments on a building at the proposed project. Management has included an accrual of rent related to obligations it expects to pay as it pursues options to termination the lease or sublease the building. The monthly rent on the building is $3,750 per month during the first five-year period and $4,125 for the last five-year period. The lease terminates on November 30, 2009. The Corporation is currently exploring various options with the landlord including an active campaign for subleasing the building.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001:

         The Corporation reported a third quarter 2002 net loss of $861,000 ($(0.74) per share) compared to a net loss of $118,000 ($(0.14) per share) for the third quarter ended September 30, 2001.

         Net interest income increased by 4.2% to $797,000 for the three months ended September 30, 2002 compared to $765,000 for the three months ended September 30, 2001, despite negative margin pressure arising from reductions in the prime lending rate during 2001. Continued emphasis on balance sheet management should enable the Corporation to maintain stable net interest income.

         The Corporation had an allowance for possible loan losses of 1.91% and 1.98% of total loans as of September 30, 2002 and 2001, respectively. The provision for loan losses for the three months ended September 30, 2002 and 2001 was $408,000 and $23,000, respectively. Based on the analysis of the portfolio and the increase in nonperforming assets, management increased the loan loss provision for the quarter ended September 30, 2002.

         Non-interest income was $82,000 for the three months ended September 30, 2002 compared to $66,000 for the same period in 2001. The largest component of non-interest income in 2002 is other service charges, which comprised 50.0% of the three month total.

         Non-interest expense for the three months ended September 30, 2002 increased by $237,000 or 25.6%. The largest component of non-interest expense was compensation and benefits, which totaled $427,000 and $478,000 for the three months ended September 30, 2002 and 2001, respectively. Compensation and benefits decrease by 10.7% when comparing the three months ended September 30, 2002 and September 30, 2001. The largest component of the increase in non-interest expense is the write off of real estate owned. The category increased to $191,000 in the three months ended September 30, 2002 from zero in the same period of 2001. During the three months ended September 30, 2002, the Corporation incurred a loss on property held in real estate owned. The Bank maintained a second mortgage and it was determined that the cost to purchase the first mortgage out-weighed the cost to write down the property. The category of defaulted loan expense increase during the three months ended September 30, 2002 to $23,000 due to the write down of a repossessed asset to market value. Currently the Corporation remains liable for lease payments on a building at the proposed St. Clair County project. Management has included an accrual of rent related to obligations it expects to pay as it pursues options to termination the lease or sublease the building. The monthly rent on the building is $3,750 per month during the first five-year period and $4,125 for the last five-year period. The lease terminates on November 30, 2009. The Corporation is currently exploring various options with the landlord including an active campaign for subleasing the building.

ITEM 4. CONTROLS AND PROCEDURES

         In response to recent legislation and additional requirements, management has reviewed the Corporation's internal control structure and disclosure controls and procedures. As a result of such review, enhancements to formalize and document procedures in place will be implemented prior to the end of 2002. As required, the effectiveness of our internal control structure and financial reporting disclosure controls will be evaluated quarterly. Based on their evaluation as of a date within 90 days of filing this form 10-QSB, J. William Sumner, Chief Executive Officer and Janet C. Smith, Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and

15d-14 under the Securities and Exchange Act of 1934) are effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period this Form 10-QSB was being prepared.

         No significant changes were made to the internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses of these controls.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As a depository of funds, the Banks may be named as a defendant in a lawsuit (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the business of the Banks. The following is a description of settlements of previously disclosed litigation.

Roy W. Klecha, Jr. and Christine J. Klecha v Michigan Community Bancorp, Ltd

         This was a conversion, unjust enrichment, promissory estoppel, breach of express and implied warranty, and intentional and innocent misrepresentation case brought by Roy and Christine Klecha against Michigan Community Bancorp filed on August 28, 2001 in the Circuit Court of St. Clair County Michigan (Case No. D 01002373-CZ). Michigan Community Bancorp filed a counterclaim against Roy
W. Klecha, Jr. for breach of fiduciary duty, breach of duties under Michigan's Uniform Trade Secrets Act, tortuous interference with business expectancy, misappropriation, and breach of contract. In their complaint, the Klechas demanded $60,000, plus interest, costs and attorney fees.

         This legal proceeding was dismissed through a Stipulated Order of Dismissal dated July 3, 2002 without any impact to the Corporation.


Daniel J. DuVernay, Joseph C. Fournier and Dennis Guiser v Michigan Community Bancorp, Ltd

         This was an intentional misrepresentation, innocent misrepresentation, statutory violations and unjust enrichment case brought by Daniel J. DuVernay, Joseph C. Fournier and Dennis Guiser against Michigan Community Bancorp Limited filed on August 6, 2001 in the Circuit Court of St. Clair County Michigan (Case No. D 1002114). In their complaint, the Plaintiffs demanded $140,000, plus interest, costs and attorney fees.

         This legal proceeding was dismissed through a Stipulated Order of Dismissal dated July 3, 2002. Michigan Community Bancorp Limited has agreed to convey 25,454 shares of MCB common stock to the plaintiffs. MCB remains liable to repurchase the shares at a price of $5.50 per share one year from the date of settlement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         99.1
         99.2

     (b) Reports on Form 8-K

         On October 9, 2002 Michigan Community Bancorp Limited filed a Form 8-K with the Securities and Exchange Commission regarding the resignation of Plante & Moran LLP as its independent public accountants.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.



November 13, 2002                        Michigan Community Bancorp Limited

                                         By:  /s/ J. William Sumner
                                              ---------------------
                                         J. William Sumner
                                         Chief Executive Officer

                                         By: /s/ Janet C. Smith
                                             ------------------
                                         Janet C. Smith
                                         Chief Financial Officer

I, J. William Sumner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly reports;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/      J. William Sumner
---------------------------------
         J. William Sumner
         Chief Executive Officer
         November 13, 2002

I, Janet C. Smith, certify that:


1. I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly reports;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have included in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/      Janet C. Smith
---------------------------------
         Janet C. Smith
         Chief Financial Officer
         November 13, 2002

                                  EXHIBIT INDEX


EXHIBIT NUMBER             DESCRIPTION

99.1                       906 Certification of Chief Executive Officer
99.2                       906 Certification of Chief Financial Officer