Form 10QSB/A
period 2002-09-30
MICHIGAN COMMUNITY BANCORP LTD
filed 2002-12-13
CIK 1068901

                                 FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                       MICHIGAN COMMUNITY BANCORP LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                                              ------------------------------------------------------------
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
($ in thousands, except per share data)                          2002              2001          2002              2001
                                                              ------------------------------------------------------------
INTEREST INCOME
Interest on loans, including fees                             $     3,895        $  4,269     $    1,262       $   1,405
Interest on securities                                                148             247             46              78
Interest on federal funds sold                                         34             259             13              55
-------------------------------------------------------------------------------------------------------------------------
Total interest income                                               4,077           4,775          1,321           1,538

INTEREST EXPENSE
Interest expense on deposits                                        1,562           2,628            524             773
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 2,515           2,147            797             765
Provision for loan losses                                             504             498            408              23
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 2,276           1,649            654             742

NONINTEREST INCOME
Deposit account service charges                                       117              97             28              35
Other service charges and fees                                         67              76             41              27
Other                                                                  48              23             13               4
-------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                              232             196             82              66

NONINTEREST EXPENSE
Compensation and benefits                                           1,321           1,438            427             478
Occupancy and equipment                                               532             555            184             187
Marketing and business development                                     64             117             22              27
Legal and professional                                                298             304            181              81
Outside processing                                                    180             194             55              86
Write off of foreclosed assets                                        191             -              191             -
Defaulted loan expense                                                 63               7             23             -
Accrued operating lease cost                                          180             -              169             -
Other                                                                 191             407             80              67
-------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                           3,020           3,022          1,332             926
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                             (777)         (1,177)          (861)           (118)
=========================================================================================================================

Average common shares outstanding                               1,159,389         832,360      1,159,389         839,957
LOSS PER COMMON SHARE:
   Basic                                                      $     (0.67)       $  (1.42)    $    (0.74)      $   (0.14)
   Fully diluted                                              $     (0.67)       $  (1.42)    $    (0.74)      $   (0.14)



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

                       MICHIGAN COMMUNITY BANCORP LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        NINE MONTHS ENDED
                                                                              -------------------------------------
($ in thousands)                                                                          SEPTEMBER 30,
                                                                                   2002                   2001
                                                                              -------------------------------------
OPERATING ACTIVITIES
 Net loss                                                                     $        (777)          $     (1,177)
 Adjustments to reconcile net loss to net cash provided
  by(used in) operating activities:
   Depreciation and amortization                                                        209                    213
   Provision for loan losses                                                            504                    498
   Accretion of securities                                                              (51)                   (76)
   Decrease in loans held for sale                                                    2,303                    -
   Increase in interest receivable and other assets                                     (87)                   (16)
   Increase in interest payable and other liabilities                                   213                     94
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                   2,314                   (464)

INVESTING ACTIVITIES
 Purchases of securities available for sale                                          (2,270)                (3,506)
 Proceeds from maturities of securities available for sale                            2,900                  3,000
 Net increase in loans                                                               (3,983)                  (183)
 Purchase of Federal Home Loan Bank stock                                               (35)                    (5)
 Purchases of premises and equipment                                                     (9)                   (17)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (3,397)                  (711)

FINANCING ACTIVITIES
 Net change in deposits                                                               5,933                 (2,451)
 Proceeds from sale of preferred stock                                                  250                    -
 Proceeds from (cost of) common stock offering                                          (55)                   358
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   6,128                 (2,093)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  5,045                 (3,268)
Cash and cash equivalents, beginning of period                                        5,438                 14,218
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $      10,483           $     10,950
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
  Interest                                                                    $       1,434           $      2,265
  Federal taxes                                                                         -                      -

Non-cash investing and financing activities
  Transfer from loans to real estate owned (net)                                        352


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




/s/      Janet C. Smith
---------------------------------
         Janet C. Smith
         Chief Financial Officer
         December   ,

                                  EXHIBIT INDEX


EXHIBIT NUMBER             DESCRIPTION

99.1                       906 Certification of Chief Executive Officer
99.2                       906 Certification of Chief Financial Officer