Form 10KSB
period 2002-12-31
MICHIGAN COMMUNITY BANCORP LTD
filed 2003-04-10
CIK 1068901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002          Commission File No. 0-25079

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

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Registrants revenues for its most recent fiscal year.  $5,707,000

    As of March 21, 2003, 1,184,843 shares of common stock of the registrant were outstanding. The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $4,169,700 as of March 21, 2003; based on the average of the bid and asked prices (4 1/4) on that date. (For purposes of this calculation, 203,737 shares owned by the members of the Corporation's Board of Directors and Executive Officers have been excluded.)

    Transitional Small Business Disclosure Format:    Yes  [ ]    No  [X]

    Portions of the registrant's Proxy Statement of its 2003 Annual Meeting of Shareholders to be held on June 9, 2003 to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

                                    CONTENTS

Part I:

Item 1            Description of Business                                                                       Page  3

Item 2            Description of Property                                                                       Page 12

Item 3            Legal Proceedings                                                                             Page 13

Item 4            Submissions of Matters to a Vote of Stockholders                                              Page 13


Part II:

Item 5            Market for Common Equity and Related Stockholder Matters                                      Page 13

Item 6            Management's Discussion and Analysis of Financial Condition and Results of Operations         Page 14

Item 7            Consolidated Financial Statements                                                             Page 26

Item 8            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          Page 26


Part III:

Item 9            Directors, Executive Officers, Promoters and Control Persons:  Compliance with
                  Section 16(A) of the Exchange Act                                                             Page 26

Item 10           Executive Compensation                                                                        Page 26

Item 11           Security Ownership of Certain Beneficial Owners and Management                                Page 26

Item 12           Certain Relationships and Related Transactions                                                Page 26

Item 13           Exhibits and Reports of Form 8-K                                                              Page 27


                  Signatures

                  Certifications

                                     PART I


ITEM 1: BUSINESS

The Corporation

        Michigan Community Bancorp Limited (the "Corporation") was incorporated on January 28, 1998 under Michigan law and is a two-bank holding company, owning all of the outstanding common stock of Lakeside Community Bank ("Lakeside") and North Oakland Community Bank ("North Oakland"), (collectively, the "Banks"). The Banks were each organized as a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Banks opened for business on January 5, 1999.

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

        Lakeside and North Oakland were both approved by the Office of Financial Institution Services (formerly known as Financial Institutions Bureau) of the State of Michigan. In January 1999 Lakeside received an initial capitalization of $4,550,000 and North Oakland received an initial capitalization of $4,600,000 from the proceeds of the initial public offering, which was completed in December 1998. The Corporation and the Banks have also been approved by the FDIC and the Board of Governors of the Federal Reserve System.

        The Corporation's office and the office of Lakeside is located at 43850 Schoenherr Road, Sterling Heights, Michigan 48313. The main office of North Oakland is located at 1467 North Rochester Road, Rochester Hills, Michigan 48307.

        As of December 31, 2002, the Corporation had total assets of $78.4 million, total deposits of $71.1 million, and stockholders' equity of $5.6 million.


    Products and Services

        Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans may be either secured or unsecured and are made available for general operating purposes, acquisition of property including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. The Banks generally look to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees.

        Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower's operation. In making such loans, the Banks are subject to written policies, reviewed and approved at least annually by the respective Bank's Board of Directors, pursuant to federal law and regulations. The policies address loan portfolio diversification and prudent underwriting standards, loan administration procedures, and documentation, approval and reporting requirements. In addition, federal regulations impose supervisory loan-to-value ratios which are applicable to each type of loan secured by real estate.

        Residential Real Estate Loans. From time to time the Banks originate residential mortgage loans, which are generally short-term with maturities of five years or less. The Banks' mortgage lending policy is subject to review by management as a result of changing market and economic conditions. Approved long-term fixed rate mortgages are originated and subsequently sold with servicing released to an unrelated mortgage company. Requests for these long-term fixed rate mortgages while held by the Banks for pending sale are subject to interest rate risk and if rates increase before the loans are sold, a loss may be recognized. The Banks also offer home equity lines of credit to their credit worthy borrowers.

        Personal Loans. The Banks make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. The Banks retain substantially all of these loans.

        Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While the Banks do not use a formal credit scoring system, they do underwrite their loans carefully, with a strong emphasis on the amount of the down payment, credit quality, employment outlook and monthly income. These loans are generally expected to be repaid on a monthly payment schedule with the source of repayment tied to the borrower's periodic income. In addition consumer collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Banks believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to the Banks' efforts to serve the credit needs of the communities and customers they currently serve.

        Loan Policy. As a routine part of the Banks business, the Banks make loans to individuals and businesses located within the respective Banks' market areas. The Banks have adopted a Loan Policy that contains general lending guidelines and is periodically subject to review and revision by the Board of Directors. The Banks seek to make sound loans, while recognizing that lending money involves a degree of business risk.

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

        Throughout 2002, the Banks have relied on out-of market or internet certificates of deposit as a source of liquidity. These funds are generally higher in rate and more volatile than a certificate of deposit gathered from the local communities. During the coming year, the Banks expect to focus on increasing core deposits and relying less on out-of-market and internet certificates of deposits.

        Other Services. The Banks may establish relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Banks policies or legal lending limits. The Banks also provide an at-home banking product. Management believes that the Banks personalized service approach benefits from customer visits to the Banks.

        Competition. The Banks face competition from thrift institutions, credit unions, and other banks as well as finance companies, insurance companies, mortgage companies, securities brokerage firms, mutual fund companies and other providers of financial services. Most of the Banks competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than the Banks. The Banks compete for loans principally through their ability to communicate effectively and to understand and meet the needs of their customers. Management believes that its personal service philosophy enhances the Banks ability to compete favorably in attracting individuals and small businesses. The Banks actively solicit retail customers and the Banks compete for deposits by offering customers personal attention, professional service, ATM capability, and competitive interest rates.


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

    Environmental Matters

        The Corporation does not believe that existing environmental regulations will have a material effect upon the capital expenditures, earnings, and competitive position of the Corporation.

    Employees

        As of December 31, 2002, Michigan Community Bancorp, Limited has 8 full-time and 3 part-time employees. In addition, the Banks employ experienced professional staff. Lakeside currently has 9 full-time employees, while North Oakland currently has 6 full-time and 1 part-time employees.

    Business Strategy

        The Corporation emphasizes experienced local management with a strong commitment to the communities located within the primary market areas served by the Banks. The Banks are located in communities that are growing rapidly and where there has been a significant impact from the consolidation in the banking industry. The communities noted have a history of locally owned and operated banks but no longer have as many of those types of entities to choose from. The Corporation believes that the small to medium-sized industrial and commercial businesses that have been targeted as our future customers are not being adequately served by the larger banks. The Corporation also believes that it has chosen communities where the officers and directors of Michigan Community Bancorp, Lakeside Community Bank and North Oakland Community Bank are active and where community and business leaders are anxious to welcome a locally owned and managed financial institution. The Corporation is committed to providing outstanding customer service and banking products and intends to compete aggressively for banking business through a systematic program of directly calling on both customers and referral sources such as attorneys, accountants, mortgage brokers, insurance agents and other business people, many of whom are already known to our officers and directors.

        Our experienced staff provides personalized service and generates competitively priced loans and deposits. The staff is provided with access to current software and database systems so that they can more easily deliver high-quality products and provide responsive service to customers. Lakeside and North Oakland have entered into agreements with third-party service providers that enable customers to have convenient electronic access to their accounts and other bank products through debit cards, telephone and home banking. The Banks use third-party service providers to deliver the most up to date technology so that the Bank can be at the forefront of technology while minimizing the costs of delivering services to our customers.

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

    Lakeside Community Bank. The following individuals serve on the Board of Directors of Lakeside Community Bank:

        PAUL "BUD" E. BALTZER, JR, is President of Pebco Sales, Inc. a Michigan corporation located in Clinton Township primarily engaged in the representation of manufacturers in the installation and design of specialized industrial products. Mr. Baltzer is active in the community and is Treasurer of Epiphany Lutheran Church and a member of the Construction Association of Michigan. Mr. Baltzer resigned from the Board effective March 12, 2003.

        GARY DAVISON, is owner of Davison & Associates, P.C., a Troy, Michigan based accounting firm with numerous clients located in the target market areas of Lakeside. Mr. Davison was previously a partner with Grant Thornton in Southfield, Michigan.

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

        J. WILLIAM SUMNER, is Chief Executive Officer of Michigan Community Bancorp Limited, Lakeside Community Bank and North Oakland Community Bank. Mr. Sumner is also President of Health Management Systems located in Eastpointe, Michigan. Health Management Systems provide employee health care administration and behavioral health programs to various businesses nationwide. Mr. Sumner is also a member of the Employee Assistance Professionals Association and the St. John Hospital Men's Guild.

        JEFF TAMAROFF, is President of Jeffrey Buick-Nissan, Tamaroff Dodge and Tamaroff Buick automobile dealerships located in Southfield and Roseville, Michigan.

        FRANK D. BLOWERS, is the President and Chief Operations Officer of Michigan Community Bancorp Limited, Lakeside Community Bank and North Oakland Community Bank. Prior to joining Lakeside, Mr. Blowers was employed by First of America Bank, N.A. as a Senior Vice President where he was responsible for branch product sales for a region with approximately $750 million in assets. Mr. Blowers has over 30 years of banking experience and previously served as Senior Vice President for Security Bank, St. Clair Shores, Michigan.

North Oakland Community Bank. In addition to Mr. Sumner and Mr. Blowers, the following individuals serve on the board of directors of North Oakland Community
Bank:

    FREDERICK MAIBAUER, M.D., is President of Rochester Hills Orthopaedics, P.C.

    JOHN W. MELSTROM, is an accountant and partner in the certified public accounting firm of Fenner, Melstrom & Dooling, located in Auburn Hills, Michigan. Mr. Melstrom works with businesses in the market area and is active in the community and serves on a variety of community boards. Mr. Melstrom resigned from the Board effective February 14, 2003.

    DAVID F. SHELLENBARGER, is President of Macro Computer Products, a Rochester, Michigan based software/systems integration company which provides imaging services to financial institutions. Mr. Shellenbarger resigned from the Board effective March 12, 2003.

    RUSSELL M. SHELTON, is chief Executive Officer and President of Shelton Pontiac-Buick, Incorporated, an automobile dealership located in Rochester Hills, Michigan.



                           SUPERVISION AND REGULATION


    The following is a summary of certain statutes and regulations affecting the Corporation and the Banks. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Corporation, the Banks and the business of the Corporation and the Banks.

General

     Financial institutions and their holding companies are regulated under federal and state law. Consequently, the growth and earnings performance of the Corporation and the Banks can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services, Department of Financial Institutions ("Commissioner" "OFIS"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Banks, the public, and shareholders of the Corporation.

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

     In accordance with Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Corporation might not do so absent such policy. In addition, if the Commissioner deems the Banks capital to be impaired, the Commissioner may require the Banks to restore their capital by a special assessment upon the Corporation as the Banks sole shareholder. If the Corporation were to fail to pay any such assessment, the directors of the Banks would be required, under Michigan law, to sell the shares of the Banks' stock owned by the Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Banks' capital.

     Investments and Activities. In general, any direct or indirect acquisition by the Corporation of any voting shares of any bank, which would result in the Corporations direct or indirect ownership or control of more than 5% of any class of voting shares of such bank and any merger or consolidation of the Corporation with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

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

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the Banks, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the re-capitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF"), which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a condition to regulatory approval of the Banks' formation, the Banks were each required to have an initial capitalization sufficient to provide a ratio of Tier 1 capital to total estimated assets of at least 8% at the end of the third year of operation.

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

                                               Total             Tier 1
                                             Risk-Based        Risk-Based
                                            Capital Ratio     Capital Ratio       Leverage Ratio
                                            ----------------------------------------------------
         Well capitalized                   10% or above         6% or above      5% or above
         Adequately capitalized              8% or above         4% or above      4% or above
         Undercapitalized                   Less than 8%        Less than 4%      Less than 4%
         Significantly undercapitalized     Less than 6%        Less than 3%      Less than 3%
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

    The Corporation has a lease for a building in St. Clair County, Michigan that it planned to utilize for possible future expansion. During 2001, the Corporation decided to exit from the St. Clair County project. Management concluded that expansion into St. Clair County was not economically feasible at that time. In 2001, the Corporation charged-off development cost expenditures totaling approximately $290,000 related to the abandoned project. In 2002, management has recorded an accrual of $180,000 related to remaining lease obligations it expects to pay as it pursues options regarding lease termination or sublease of the building. The Corporation remains liable for the lease of the St. Clair County building at December 31, 2002. There are seven years remaining on the lease term. The lease requires a monthly payment of $3,750 for the next two years and $4,125 per month for the last five-year period.

    The Corporation believes its facilities are well maintained and adequately insured.

ITEM 3. LEGAL PROCEEDINGS

    As a depository of funds, the Banks may be named as a defendant in a lawsuit (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. All such litigation is incidental to the business of the Banks.

    The Corporation is involved in routine litigation incidental to its business. The Corporation is defending for its interest and is contesting the claims against it. Management believes the ultimate disposition of these matters will not have a material adverse affect on the consolidated financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    Michigan Community Bancorp Limited common stock is traded under the symbol "MCBP" in the over-the-counter market and transactions are reported in the National Association of Securities Dealers reporting system known as the "OTC Bulletin Board". As of December 31, 2002, there were approximately 335 record holders of the Corporation's Common Stock. The following table sets forth, for the periods indicated, the range of sales prices as reported on the OTC Bulletin Board for each quarter for the last two years.


                                      2002
                          -----------------------------
                          HIGH         LOW     DIVIDEND
                          ----         ---     --------

FIRST QUARTER             $ 4.50       $ 3.60  $    -
SECOND QUARTER              5.75         3.95       -
THIRD QUARTER               5.00         4.15       -
FOURTH QUARTER              4.25         4.06       -

                                      2001
                          -----------------------------
                          HIGH         LOW     DIVIDEND
                          ----         ---     --------
FIRST QUARTER             $ 6.38       $ 5.06  $    -
SECOND QUARTER              6.13         5.05       -
THIRD QUARTER               5.50         4.25       -
FOURTH QUARTER              4.75         3.80       -







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

     Information required by Item 701 of Regulation SB regarding unregistered securities sales are listed in Management's Discussion and Analysis ("MD&A") under Capital.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use if the words "believe," "expect," " intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and it business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

    Management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements.

    The following section presents additional information to assess the financial condition and results of operations of the Corporation and the Banks. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data.


    OVERVIEW

    Michigan Community Bancorp Limited (the "Corporation") was incorporated on January 28,1998 under Michigan law and is a bank holding company, owning all of the outstanding common stock of Lakeside Community Bank and North Oakland Community Bank, (collectively, the "Banks"). The Banks were organized as Michigan chartered banks with depository accounts insured by the Federal Deposit Insurance Corporation. The Banks opened for business on January 5, 1999 and provide a full range of commercial and consumer banking services, primarily in Sterling Heights and Rochester and their surrounding market areas.

    The Corporation's plan of operation has been to establish its management team and to grow in a prudent manner, primarily providing prompt, quality service. Management believes that it has been successful in establishing a management team that can administer the Corporation's growth in such a manner.

    A summary of significant accounting policies affecting the Corporation are presented in Note 1 to the consolidated financial statement. Also, in management's discussion and analysis.

    The following is management's discussion and analysis of the financial condition and results of operations for the Corporation. This discussion and analysis is intended to provide a better understanding of the financial statements and statistical data included elsewhere in the Annual Report.

    CRITICAL ACCOUNTING POLICIES

    The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy. The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policy and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses.

    FINANCIAL CONDITION

    Summary. Total assets of the Corporation increased to $78.4 million at December 31, 2002, from $77.3 million at December 31, 2001. The increase in assets is primarily attributable to the Banks increase in deposit balances from $69.5 million at December 31, 2001 to $71.1 million as of December 31, 2002.

    Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $570,000, or 10.5% to $4.9 million at December 31, 2002, from $5.4 million at December 31, 2001. The decrease was primarily the result of the increase in loans.

    Securities. All securities are classified as available-for-sale. Available-for-sale securities were $5.0 million for December 31, 2002 and 2001. The securities may be sold to meet the Banks liquidity needs. The primary objective of the Banks' investing activities is to provide for the safety of the principal invested. Secondary considerations include earnings, liquidity and overall protection from exposure to changes in interest rates.

    Maturities of securities and the weighted average yield for each range of maturities as of December 31, 2002 and 2001 are disclosed in the table below. Yields are computed without respect to federal income tax equivalency. The Banks had no tax-exempt securities within its portfolios.


                                                    AT DECEMBER 31,
                                         -----------------------------------------
                                               2002                  2001
                                         ------------------   --------------------
(000's omitted)
                                         Fair Value   Yield    FAIR VALUE   YIELD
                                         ----------   -----    ----------   -----
Due in one year or less                    $1,733     2.64 %     $1,030     6.56 %
Due after one year through five years       3,239     2.76        3,594     3.26
Due after five years through ten years         --       --          407     2.93
                                           ------     ----       ------     ----
Total                                      $4,972     2.71 %     $5,031     3.91 %
                                           ======                ======





    Loans Held for Sale. At December 31, 2002, the Banks had $2.2 million in loans classified as loans held for sale compared to $2.9 million at December 31, 2001. The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices. Loans held for sale are subject to interest rate risk and if rates increase before the loans are sold a loss may be recognized.

    Loan Portfolio. The loan portfolio grew $3.1 million, or 4.9% to $66.4 million at December 31, 2002 from $63.3 million at December 31, 2001. The majority of loans are made to businesses in the form of commercial real estate loans and commercial loans. As of December 31, 2002 commercial real estate loans accounted for approximately 53.2% of the Banks' total loan portfolio, commercial non-real estate accounts for 24.6% of the portfolio, and residential real estate loans account for 7.4% of the portfolio. The following table shows the loan portfolio composition at December 31, 2002 and December 31, 2001.

                                                  AT DECEMBER 31,
                                   ---------------------------------------------
(000's omitted)                            2002                   2001
                                   ---------------------------------------------
                                   AMOUNT          %      AMOUNT            %
                                   -------     -------    -------       --------
Mortgage loans on real estate:
Residential 1-4 family             $ 4,882         7.4 %  $ 5,200         8.2 %
Commercial                          35,321        53.2     31,486        49.8
Construction                         4,422         6.7      4,575         7.2
Equity lines of credit               2,782         4.2      3,100         4.9
                                   -------     -------    -------       --------
    Total mortgage loans            47,407        71.5     44,361        70.1

Commercial loans                    16,353        24.6     15,261        24.1
Consumer installment loans           2,596         3.9      3,661         5.8
                                   -------     -------    -------       --------
    Total loans                     66,356       100.1     63,283       100.0

Less allowance for loan losses       1,766        (2.7)     1,398        (2.2)
                                   -------     -------    -------       --------
Net loans                          $64,590        97.3 %  $61,885        97.8%
                                   =======     =======    =======       ========


    The following is a schedule of the loan amounts maturing or repricing which are also classified according to their sensitivity to changes in interest rates.


                                          AT DECEMBER 31, 2002
                             --------------------------------------------
                             WITHIN      ONE TO        AFTER
                             ONE YEAR   FIVE YEARS   FIVE YEARS   TOTAL
                             -------     -------     -------     --------
(000's omitted)
Residential 1 - 4 family     $   955     $ 3,049     $   878     $ 4,882
Commercial Mortgage           22,146      12,713         462      35,321
Commercial                    12,576       3,777           -      16,353
Construction Mortgage          4,422           -           -       4,422
Equity lines of credit         2,605         164          13       2,782
Consumer installment           1,016       1,483          97       2,596
                             -------     -------     -------     --------
Total                        $43,720     $21,186     $ 1,450     $66,356
                             =======     =======     =======     ========


Loans above with:
Fixed rates                  $ 6,683     $21,186     $ 1,450     $29,319
Floating rates                37,037           -           -      37,037
                             -------     -------     -------     --------
Total                        $43,720     $21,186     $ 1,450     $66,356
                             =======     =======     =======     ========



    Non-performing Assets. Nonperforming assets are comprised of impaired loans in nonaccrual status, loans past due 90 days or more and other repossessed assets. A loan is considered impaired when, based on current information and events, it is probable a creditor will be unable to pay all amount due (interest as well as principal) according to the contractual terms of the loan agreement.

    As of December 31, 2002, there were two residential construction loans totaling $664,000 classified as nonaccrual loans. As of December 31, 2001, there were eight commercial loans totaling $1.2 million classified as nonaccrual loans. Management actively manages the loan portfolio, seeking to identify and resolve problem assets at an early stage.

NONPERFORMING ASSETS                                AT DECEMBER  31,
                                                   -----------------
(000's omitted)                                      2002       2001
                                                   ------     ------
NONACCRUAL LOANS
    Commercial loans                               $    -     $1,215
    Residential mortgages                             664          -
    Consumer loans                                      -         77
                                                   ------     ------
Total nonaccrual loans                                664      1,292

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
    Commercial loans                                    -        248
    Commercial mortgages                              655          -
    Residential mortgages                              92          -
    Consumer loans                                      -         18
                                                   ------     ------
Total accruing loans past due 90 days or more         747        266
                                                   ------     ------

Total nonperforming loans                           1,411      1,558

REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
    Residential real estate owned                     161          -
    Other repossessed assets                           17        176
                                                   ------     ------
Total nonperforming assets                         $1,589     $1,734
                                                   ======     ======


    If the loans shown above had been paying in accordance with their contractual terms, an additional $14,451 in 2002 and $223,101 in 2001 would have been recorded in interest income. Management is unaware of any loans that have not been disclosed above that causes them to have doubts about the ability of such borrowers to comply with the contractual loan terms or which may have a material affect on the Corporation's consolidated balance sheet or results of operations.

    The Banks' policies regarding nonaccrual loans reflect the importance of identifying troubled loans early. Consumer loans are normally charged off no later than 120 days past due, or earlier if deemed uncollectible. Loans other than consumer are generally placed on nonaccrual status when management determines that principal or interest may not be fully collectible, unless they are fully collateralized and in the process of collection. Interest previously accrued but not collected on nonaccrual loans is reversed and charged against current income. Thereafter, income on such loans is then recognized only to the extent that cash is received and where the future collection of principle is probable.

    Allowance for Loan Losses. The following table shows the allocation of the allowance for loan losses by specific category as of the dates indicated. Management considers various qualitative and quantitative factors in its determination of the level of the allowance for loan losses.

                                                                          AT DECEMBER 31,
                                     -------------------------------------------------------------------------------------------
                                                        2002                                            2001
                                     -------------------------------------------------------------------------------------------
                                                  PERCENT OF                                       PERCENT OF
                                                  ALLOCATED         PERCENT OF                     ALLOCATED        PERCENT OF
                                                 ALLOWANCE TO       ALLOCATED                     ALLOWANCE TO       ALLOCATED
                                                 TOTAL LOANS       ALLOWANCE TO                    TOTAL LOANS     ALLOWANCE TO
                                      AMOUNT     OUTSTANDING     TOTAL ALLOWANCE         AMOUNT      OUTSTANDING  TOTAL ALLOWANCE
(000's omitted)                       ------     -----------     ---------------      ------      -----------     ---------------
Commercial Loans                     $ 1,489             2.3  %          84.3 %      $ 1,281             2.0 %           91.6 %
Residential Real Estate Loans            222             0.3             12.6             16             0.0              1.2
Consumer Loans                            34             0.1              1.9             62             0.1              4.4
Unallocated                               21             0.0              1.2             39             0.1              2.8
                                     -------     -----------       ----------        -------      ----------         ----------
Total                                $ 1,766             2.7  %         100.0 %      $ 1,398             2.2 %          100.0%
                                     =======     ===========       ==========        =======      ==========         ==========


    The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any outstanding loans without regard to loan type.

     Loan quality is continually monitored and is reviewed by management on a monthly basis. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, is determined based on a variety of factors, including assessment of the credit risk of the portfolio, analysis of individual loans via a loan review process, delinquent loans, evaluation of current economic conditions in the market area, actual charge-offs during the year and historical loss experience. The unallocated portion of the allowance involves the exercise of judgment by management and reflects various considerations, including management's view that the allowance should have a margin that recognizes the imprecision inherent in the process of estimating credit losses.

    The Banks maintain an allowance for loan losses believed to be sufficient to absorb credit losses inherent in their loan portfolio. The allowance for loan losses represents our best estimate of probable losses inherent in the portfolio at each balance sheet date and is supported by all the relevant information available to management. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in our loan portfolio and credit undertakings that are not specifically identified. We believe that the allowance for loan losses will be adequate to provide for estimated probable credit losses inherent in our existing loan portfolio.

    The allowance for loan losses as a percentage of loans was 2.7% at December 31, 2002 and 2.2% as of December 31, 2001. Net charge offs for the years 2002 and 2001 were $1.2 million and $432,000, respectively. Net charge offs to average total loans were 1.79% and .68% in 2002 and 2001, respectively. There were two commercial loan relationships that resulted in charge offs totaling $915,000 or 72.8% of the total charge-offs in 2002. There were four commercial loan relationships that resulted in charge offs totaling $339,000 or 78.5% of the total charge-offs in 2001. Accordingly, management increased the provision for loan losses to offset these charge offs. The allowance as a percentage of total loans increased due to management's assessment of risk inherent in the portfolio. Management believes the current allowance is adequate at December 31, 2002, nonetheless, it expects to add to the provision in 2003, commensurate with loan growth, if any.

    Deposits. Deposits increased by 2.3%, or $1.6 million, to $71.1 million at December 31, 2002, from $69.5 million at December 31, 2001.

    The following table sets forth the average deposit balances outstanding during each year, interest incurred and the weighted average rates paid thereon.

                                                                       AT DECEMBER 31,
                                              -------------------------------------------------------------------
                                                           2002                               2001
                                              -------------------------------   ---------------------------------
                                              AVERAGE                 AVERAGE   AVERAGE                   AVERAGE
                                              BALANCE    INTEREST      RATE     BALANCE     INTEREST        RATE
(000'S OMITTED)                               -------    --------      ----     -------     --------        ----
Noninterest bearing demand deposits           $ 8,474     $     -      0.00%    $ 8,510     $     -        0.00%
Interest-bearing demand and money markets      17,287         285      1.65      16,748         565        3.37
Savings accounts                                2,012          28      1.39       1,425          37        2.60
Time deposits less than $100,000               27,590       1,194      4.33      28,200       1,665        5.90
Time deposits $100,000 and over                18,530         540      2.91      18,829       1,005        5.34
                                              -------     -------               -------     -------

  Total average deposits                      $73,893     $ 2,047      2.77%    $73,712     $ 3,272        4.44%
                                              =======     =======               =======     =======

    The Banks operate in very competitive environments. Management monitors rates at other financial institutions in the Banks' market areas to ascertain that the rates are competitive. Management also attempts to offer a wide variety of products to meet the needs of its customers. The Banks offer business and consumer checking accounts, regular and money market savings accounts and certificates having many options in their terms.

    Premises and Equipment. The Banks net premises and equipment were $935, 000 at December 31, 2002 and $1.2 million at December 31, 2001.

    Capital. To be considered a "well-capitalized" bank by the FDIC, the institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, and a leverage ratio of at least 5%, and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. To be considered an "adequately-capitalized" bank by the FDIC, the institution must have a total risk-based capital ratio of at least 8%, a Tier 1 capital ratio of at least 4%, and a leverage ratio of at least 4%, and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of December 31, 2002 Lakeside Community Bank had a total risk-based capital ratio of 9.37%, a Tier 1 capital ratio of 8.10%, and a leverage ratio of 6.68%. At December 31, 2002 Lakeside is considered "adequately-capitalized". As of December 31, 2002 North Oakland Community Bank had a total risk-based capital ratio of 11.27%, a Tier 1 capital ratio of 10.01%, and a leverage ratio of 8.63%. At December 31, 2002 North Oakland is considered "well-capitalized". See Note 13 of "Notes to Consolidated Financial Statements" for further information.

    On February 9, 2001, the Corporation sold 15,674 shares of common stock to one investor, in a private offering, at a price of $6.38 per share. On May 11, 2001, the Corporation sold 3,750 shares of common stock to one investor, in a private offering, at a price of $6.00 per share. On May 24, 2001, the Corporation sold 9,804 shares of common stock to one investor, in a private offering, at a price of $5.10 per share. On June 12, 2001, the Corporation sold 5,000 shares of common stock to one investor, in a private offering, at a price of $6.00 per share.

    The private sales constitute "restricted" securities and cannot be resold or transferred without registration under the Securities Act of 1933, the Michigan Uniform Securities Act and the securities law of any other applicable jurisdiction, unless an exception from registration under each such applicable act is available.

    Rights Offering. Effective August 23, 2001, the Corporation granted rights to its stockholders to purchase up to 335,787 units. Each unit consisted of two shares of its common stock and one class A common stock purchase warrant and was offered at a price of $9.00 per unit. Each warrant entitles the holder thereof to purchase 1.2 shares of common stock at $5.50 per share, subject to adjustment in certain circumstances, for a period of 60 months, at which time the warrant expires. In addition, at the same time it was granting rights to its existing shareholders, the Corporation also offered 100,000 units on a best efforts basis to the general public. Both offerings expired on December 31, 2001. As of December 31, 2001 the Corporation sold 155,059 units that represented 310,118 shares of common stock.

    As of July 3, 2002 the Corporation agreed to convey 25,454 shares of common stock to Landmark Financial Group as settlement to the plaintiffs in a case by Daniel J. DuVernay, Joseph C. Fournier and Dennis Guiser against Michigan Community Bancorp

Limited filed on August 6, 2001 in the Circuit Court of St. Clair County Michigan (Case No. D 1002114). Michigan Community Bancorp Limited remains liable to repurchase the shares at a price of $5.50 per share one year from the date of settlement.

    On May 3, 2002, the Corporation sold 20,834 shares of Series A Voting Convertible Preferred Stock, in a private offering, at a price of $12.00 per share. As of December 31, 2002, there are 62,502 shares of common stock reserved for issuance upon the conversion of the Series A Voting Convertible Preferred Stock.



                              RESULTS OF OPERATIONS

    Summary of Results. The Corporation incurred a net loss of $1.7 million, or ($1.44) per share in 2002 as compared to a net loss of $1.9 million, or ($2.17) per share in 2001. Significant additions to the allowance for loan losses contributed to the net loss in both 2002 and 2001. The provision for loan losses was $1.6 million for 2002 as compared to $995,000 for 2001. Total salaries and employee benefits decreased by 9.9% in 2002 as compared to the previous year's decrease of 13.0% from 2000 to 2001.

    The following table contains selected performance ratios (in thousands, except per share data).


                                              AT DECEMBER 31,
                                            ------------------
EARNINGS (LOSS) RATIOS:                     2002          2001
                                            ----          ----
Loss on average assets                      - 2.1%         -2.3%
Loss on average equity                      -24.2         -26.7
Average equity to average assets              8.5           8.6
Dividend payout ratio                         NA             NA


    Net Interest Income. The following table presents our consolidated average balances of earning assets, interest bearing liabilities and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category and the net interest margin for the periods indicated. Average loans exclude the allowance for loan losses. Interest on loans includes loan fees. Interest income is presented on a non-tax equivalent basis.

                                                                                   YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                                       2002                               2001
                                                           -------------------------------------------------------------------
(000'S OMITTED)                                             AVERAGE                YIELD/     AVERAGE                   YIELD/
                                                            BALANCE   INTEREST      RATE      BALANCE    INTEREST        RATE
                                                           --------   --------     ------     -------    --------       ------
ASSETS
Interest-bearing balances with banks                       $    906   $     19      2.10%     $   681    $      7        1.03%
Federal funds sold                                            2,673         46      1.72%       6,844         287        4.19%
Securities                                                    4,722        168      3.56%       5,517         307        5.56%
Loans, including fees                                        69,233      5,085      7.34%      63,767       5,574        8.74%
                                                           --------   --------     ------     -------    --------       ------
   Total earning assets and interest income                  77,534      5,318      6.86%      76,809       6,175        8.04%

Cash and due from banks                                       3,562                             3,675
Allowance for loan losses                                    (1,321)                           (1,062)
Other assets                                                  1,838                             2,016
                                                           --------                           -------
   Total assets                                            $ 81,613                           $81,438
                                                           ========                           =======
LIABILITIES AND EQUITY
Interest-bearing demand and money markets                  $ 17,287   $   285       1.65%     $16,748    $    565        3.37%
Savings accounts                                              2,012        28       1.39%       1,425          37        2.60%
Time deposits less than $100,000                             27,590     1,194       4.33%      28,200       1,665        5.90%
Time deposits $100,000 and over                              18,530       540       2.91%      18,829       1,005        5.34%
                                                           --------   --------     ------     -------    --------       ------
   Total interest-bearing liabilities and interest expense   65,419     2,047       3.13%      65,202       3,272        5.02%
                                                                      --------     ------                --------       ------
Noninterest bearing demand deposits                           8,474                             8,510
Other liabilities                                               746                               705
Shareholders' equity                                          6,974                             7,021
                                                           --------                           -------
   Total liabilities and shareholders'
   equity                                                    81,613                           $81,438
                                                           ========                           =======
Net interest income                                                   $  3,271                           $  2,903
                                                                      ========                           ========
Net interest spread                                                                 3.73%                                3.02%
                                                                                   ======                               ======
Net interest margin                                                                 4.22%                                3.78%
                                                                                   ======                               ======

     Volume/Rate Analysis of Net Interest Income. The following table shows the dollar amount of changes in net interest income for each major category of interest earning asset and interest bearing liability, and the amount of change attributable to changes in average balances (Volume) or average rates (Rate/Yield) for the periods shown.

     One of management's focuses during 2002 was to improve the net interest margin. The plan was to reduce the reliance on costly out-of-market deposits, while increasing core deposits. In addition, lenders were very selective in the quality of the new loans that were booked during the year and obtained proper interest rates and loan fees on commercial loans. These disciplines resulted in a 44 basis-point increase in the net interest margin during 2002, from 3.78% in 2001 to 4.22% in 2002. This improvement was accomplished in spite of a 525 basis-point drop in managed interest rates in the last eighteen months.

                                                               2002/2001                                2001/2000
                                                ------------------------------------------------------------------------------
                                                        INCREASE/(DECREASE)* IN               INCREASE/(DECREASE)* IN
(000's omitted)                                   VOLUME     RATE/YIELD          NET       VOLUME      RATE/YIELD         NET
                                                ---------     --------        --------     -------      -------         ------
Interest-bearing balances with banks            $       3     $      9        $     12     $     7      $     -         $    7
Federal funds sold                                   (123)        (118)           (241)       (141)        (169)          (310)
Securities                                            (40)         (99)           (139)         44          (25)            19
Loans, including fees                                 572       (1,061)           (489)      1,368       (1,511)          (143)
                                                ---------     --------        --------     -------      -------         ------
Total interest income                                 412       (1,269)           (857)      1,278       (1,705)          (427)
                                                ---------     --------        --------     -------      -------         ------
Interest-bearing demand and MMDA                       19         (299)           (280)        118          (58)            60
Savings accounts                                     (137)         128              (9)         10           (3)             7
Time deposits < $100,000                              (35)        (436)           (471)        (69)        (266)          (335)
Time deposits > $100,000                              (16)        (449)           (465)        (12)         (65)           (77)
                                                ---------     --------        --------     -------      -------         ------
Total interest expense                               (169)      (1,056)         (1,225)         47         (392)          (345)
                                                ---------     --------        --------     -------      -------         ------

Net interest income                             $     581     $   (213)       $    368     $ 1,231      $(1,313)        $  (82)
                                                =========     ========        ========     =======      =======         ======

* The change in interest due to both volume and rate has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

    Allowance for Loan Losses. The Corporation maintained an allowance for loan losses of approximately 2.7% and 2.2% of loans at December 31, 2002 and 2001, respectively. The provision for loan losses for 2002 and 2001 was $1.6 million and $995,000, respectively.

    Non-Interest Income. Non-interest income in 2002 and 2001 was $389,000 and $281,000, respectively. The Corporation, during the last half of 2001 and throughout 2002, actively originated residential mortgage loans primarily classified as held for sale. This strategy resulted in a gain of $100,000 and $71,000 on sale of these loans in 2002 and 2001, respectively. Service charges on deposit accounts also increase by 70.4% or $93,000 when comparing the year ended 2002 and 2001.

    Non-Interest Expense. Non-interest expense in 2002 was $3.8 million and in 2001 was $4.1 million. The main components of non-interest expense were salaries and benefits, which totaled $1.7 million in 2002 and $1.9 million in 2001. The Corporation accrued approximately $180,000 and $290,000 in additional occupancy expense for estimated costs related to the abandoned expansion project in St Clair County, Michigan in 2002 and 2001, respectively. Other significant components of non-interest expense consisted of professional fees, data processing fees and marketing costs.


                         Liquidity and Capital Resources

    The Corporation obtained its initial equity capital in an initial public offering of its common stock in December 1998. As a result of Lakeside Community Bank being at an adequately capitalized position, management is taking various measures to improve its capital. As part of the process, in February 2003, the Board of Directors of the Corporation approved a plan to raise additional capital, which included the hiring of an investment banking firm to analyze various options including the possibility of selling North Oakland Community Bank. Management believes that its current capital and liquidity will provide the Corporation with adequate capital to support its expected levels of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next twelve months.

                                                                                    TO BE ADEQUATELY            TO BE WELL
                                                              ACTUAL                   CAPITALIZED             CAPITALIZED
                                                     -----------------------     -----------------------   --------------------
                                                       AMOUNT        RATIO         AMOUNT         RATIO     AMOUNT       RATIO
(000's omitted)                                      ----------     --------     ----------      -------   --------     -------
Total capital to risk weighted assets                $    6,751         9.9%     $    5,444        8.0 %      6,805      10.00 %
Tier I capital to risk weighted assets                    5,892         8.7           2,722        4.0        4,083       6.00
Tier I capital to average assets (leverage)               5,892         7.3           3,239        4.0        4,049       5.00

    The Corporation's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposits equivalents, federal funds, and the issuance of common stock. An additional source of liquidity, as the need arises, is out-of-market or internet certificates of deposits. The out-of-market and internet certificates of deposits usually require a higher interest rate and are a more volatile source of liquidity. As of December 31, 2002 the Banks have $11.8 million in out-of-market certificates of deposits compared to $14.5 million at December 31, 2001. Management plans to continue to reduce the use of out-of-market certificates of deposits in 2003. The Corporation had borrowing capability on an unused line of credit with Bank One at December 31, 2002 of $950,000. Liquidity management involves the ability to meet the cash flow requirements of the Banks' customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

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

    The following table shows the maturity and re-pricing distribution of the Corporation's interest-earning assets and interest-bearing liabilities as of December 31, 2002. This table displays the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities), and cumulative interest rate sensitivity gap ratio. For purposes of this table, an asset or liability is considered rate sensitive within a period when it matures or could be re-priced within such period, generally according to its contractual terms.


                                                       AFTER THREE     AFTER ONE
                                           WITHIN      MONTHS BUT      YEAR BUT        AFTER
(000's omitted)                            THREE       WITHIN ONE     WITHIN FIVE      FIVE
                                           MONTHS         YEAR          YEARS          YEARS        TOTAL
                                         ----------    ----------     ----------    ----------    ----------
INTEREST EARNING ASSETS:
Federal funds sold                       $      450    $        -     $        -    $        -    $      450
Securities, at amortized cost                     -         1,719          3,200             -         4,919
Federal Home Loan Bank stock                    143             -              -             -           143
Loans Held for Sale                           2,188                                                    2,188
Loans, excluding non-accruals                37,875         3,028         23,318         1,471        65,692
                                         ----------    ----------     ----------    ----------    ----------
Total                                        40,656         4,747         26,518         1,471        73,392
                                         ----------    ----------     ----------    ----------    ----------
INTEREST BEARING LIABILITIES:
NOW and money market accounts                15,179             0              0             0        15,179
Savings deposits                              1,986             -              -             -         1,986
Time deposits less than $100,000              4,241        13,859         10,861             -        28,961
Time deposits of $100,000 or more            10,785         6,194          1,836             -        18,815
Other borrowed funds                            800             -              -             -           800
                                         ----------    ----------     ----------    ----------    ----------
Total                                        32,991        20,053         12,697             0        65,741
                                         ----------    ----------     ----------    ----------    ----------
Rate sensitivity gap                     $    7,665    $  (15,306)    $   13,821    $    1,471    $    7,651
                                         ----------    ----------     ----------    ----------    ----------
Cumulative rate sensitivity gap          $    7,665    $   (7,641)    $    6,180    $    7,651
                                         ==========    ==========     ==========    ==========
Rate sensitivity gap ratio                     10.3%        -20.6%          18.6%          2.0%
                                         ----------    ----------     ----------    ----------
Cumulative rate sensitivity gap                              10.3%           8.3%         10.3%
                                                       ==========     ==========    ==========

    The table above does not necessarily indicate the impact that general interest rate movements would have on our net interest margin, because the re-pricing of various categories of assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as re-pricing within the same period may, in fact, re-price at different times and by different increments. At December 31, 2002, the Corporation is considered "asset sensitive" within the one-year window according to the preceding table. In a rising rate environment, we might not be able to increase rates on interest-earning assets as fast as the increase in rates on interest-bearing liabilities.

    The Corporation uses various modeling techniques to measure sensitivity to changes in interest rates in addition to the schedule of maturities and re-pricing shown above. Our internal policy limits our exposure to a 100 basis point change in interest rates in one year, to 5% of net interest income. At December 31, 2002 based upon our calculations, we are within our policy guidelines. We also have policies limiting our exposure to changes in the economic value of equity, (often referred to as the "EVE" analysis) whereby our policy states that the change in the economic value of our equity shall be limited to 20% in an environment where there is a 100 basis point change in interest rates and 30% where there is a 200 basis point change in interest rates. At December 31, 2002 the Banks are well within these policy limits.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS


The Corporation is subject to regulatory action

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

     Management believes that North Oakland Community Bank has addressed these concerns with the regulators and is corresponding with them to maintain compliance with these requirements.

     A joint examination of the banks was completed during the first quarter of 2003. At the exit conference the regulatory examiners indicated that as a result of their most recent examination, corrective actions, as yet to be determined will be forthcoming, as it relates to Lakeside Community Bank.

The Corporation has experienced significant losses from operations

         Lakeside and North Oakland have been operating since January 5, 1999 and to date have not been able to generate sufficient revenue to fund operations. In 2002, 2001 and 2000, MCB has sustained consolidated operating losses of $1.7 million, $1.9 million, and $840,000 or ($1.44), ($2.17), and
($1.09) per share, respectively.

The Corporation is exposed to a cyclical local economy

         Michigan Community Bancorp Limited's success and profitability is directly dependent on the success and profitability of the Banks. The operations of Lakeside and North Oakland are materially dependent upon, and sensitive to, the economy of their market areas in southeastern Michigan. Adverse economic developments can impact the collectability of loans and have a negative effect on earnings and financial condition. The economies of Macomb and Oakland County include many businesses that manufacture products for, or provide goods or services to, the automobile industry. No assurance can be made that future economic changes will not have a significant adverse effect on MCB.

The Corporation is subject to government regulation and monetary policy

         The Corporation the Banks have received all regulatory approvals and satisfied all conditions necessary to organize and establish the Banks. These conditions included, among other things, that: (i) beginning paid-in capital of North Oakland not be less than $4.6 million and beginning paid-in-capital of Lakeside not be less than $4.55 million; (ii) each Bank maintains a ratio of Tier 1 leverage capital to total assets for the first three years after commencing business of at least 8.0% and an adequate valuation reserve; (iii) each Bank has its financial statements audited by a public accountant for at least the first three years; (iv) each Bank file its Certificate of Paid in Capital and Surplus with the OFIS; and (v) any changes in executive management of each Bank be submitted to the bank regulatory agencies in advance for their approval. Regulatory capital requirements imposed on the Banks may have the effect of constraining future growth, absent the infusion of additional capital. The Tier 1 capital to average assets ratio at December 31, 2002 was 6.27% and 8.63% for Lakeside Community Bank and North Oakland Community Bank, respectively.

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

The Corporation doesn't anticipate paying dividends for the foreseeable future

         MCB anticipates that no dividends will be paid on the Common Stock for the foreseeable future. MCB will be largely dependent upon the dividends paid by Lakeside and North Oakland to provide funds to pay cash dividends if and when such dividends are declared. No assurance can be given that future earnings of the Banks, and resulting dividends to MCB, will be sufficient to permit the legal payment of dividends to shareholders at any time in the future. Even if MCB may legally declare dividends, the amount and timing of such dividends will be at the discretion of MCB's Board of Directors. The Board may in its sole discretion decide not to declare dividends.

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

    The consolidated financial statements of Michigan Community Bancorp Limited together with the reports of Rehmann Robson and Plante & Moran, LLP included in this document under this Item are listed under Item 13 of this document and can be found beginning on page 30.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On October 11, 2002, the Corporation filed a Form 8-K reporting that on October 8, 2002, the Corporation was notified by Plante & Moran, LLP of its decision to resign as the Corporation's independent public accountants. Plante & Moran, LLP has not included, in either of the past two years, an adverse opinion or a disclaimer of opinion, or a qualification or modification on the consolidated statements of the Corporation. During the two most recent fiscal years of the Corporation ended December 2001, and subsequent interim periods through October 8, 2002, there were no disagreements between the Corporation and Plante & Moran LLP on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to Plante & Moran, LLP's satisfaction would have caused Plante & Moran, LLP to make reference to the subject matter of the disagreement in connection with its reports.

    On December 5, 2002, the Corporation filed a Form 8-K reporting that the Corporation had retained Rehmann Robson to provide audit services to the Corporation for the fiscal year ended December 31, 2002. The Corporation expects to seek shareholder ratification of the appointment of Rehmann Robson at its 2003 Annual Meeting of Shareholders.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.


EXHIBIT           EXHIBIT DESCRIPTION NUMBER

3.1*              Restated Articles of Incorporation of the Corporation

3.2*              Bylaws of the Corporation

4.1* See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Corporation defining rights of the holders of Common Stock of the Corporation.

10.1* Sublease between the Corporation and Rite Aid of Michigan, Inc. for the property located at 43850 Schoenherr, Sterling Heights, Michigan.

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

10.3* Data Processing Agreement between Lakeside Community Bank and Rurbanc Data Services, Inc.

10.4* Data Processing Agreement between North Oakland Community Bank and Rurbanc Data Services, Inc.

10.5*             1998 Non-Employee Director Stock Option Plan

10.6*             1998 Employee Incentive Stock Option Plan

10.7** Lease Agreement between the Corporation and Nimrod Corporation for property located at 800 Pointe Tremble Road, St. Clair County, Michigan.

10.8** Amendment to Lease* between the Corporation and Rite Aid of Michigan for property located at 43850 Schoenherr, Sterling Heights, Michigan.

22*               Subsidiaries of the Registrant

99.1              906 Certification of Chief Executive Officer

99.2              906 Certification of Chief Financial Officer


* Incorporated by reference from the registrant's registration on Form SB-2, Commission File Number 333-17317.

** Incorporated by reference from the registrant's Form 10KSB for the year ended December 31, 2000, Commission File Number 0-25079

                       MICHIGAN COMMUNITY BANCORP LIMITED

                               ------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000






MICHIGAN COMMUNITY BANCORP LIMITED


                                    CONTENTS

INDEPENDENT AUDITORS' REPORT (REHMANN ROBSON)                            F - 1

INDEPENDENT AUDITORS' REPORT (PLANTE & MORAN, LLP)                       F - 2

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                          F - 3

    Consolidated Statements of Operations                                F - 4

    Consolidated Statements of Changes in Stockholders' Equity           F - 5

    Consolidated Statements of Cash Flows                                F - 6

    Notes to Consolidated Financial Statements                           F - 7 to F - 25

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Michigan Community Bancorp Limited
Sterling Heights, Michigan

We have audited the consolidated balance sheet of Michigan Community Bancorp Limited and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Michigan Community Bancorp Limited's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Community Bancorp Limited and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                                              /s/ REHMANN ROBSON


Troy, Michigan
March 20, 2003

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Michigan Community Bancorp Limited

We have audited the consolidated balance sheet of Michigan Community Bancorp Limited and subsidiaries as of December 31, 2001 and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for each year in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Community Bancorp Limited and subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for each year in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





Plante & Moran, PLLC
Auburn Hills, Michigan
February 20, 2002

MICHIGAN COMMUNITY BANCORP LIMITED



                           CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 31,
                                                                                 --------------------
(000's omitted, except per share data)                                             2002         2001
                                                                                 --------    --------
ASSETS
Cash and due from banks                                                          $  3,771    $  2,201
Federal funds sold                                                                    450       3,100
Interest-bearing deposits in banks                                                    647         137
                                                                                 --------    --------
    Total cash and cash equivalents                                                 4,868       5,438
Available-for-sale securities                                                       4,972       5,031
Federal Home Loan Bank stock, at cost                                                 143         108
Loans held for sale                                                                 2,188       2,946
Loans                                                                              66,356      63,283
Less allowance for loan losses                                                      1,766       1,398
                                                                                 --------    --------
    Net loans                                                                      64,590      61,885
Premises and equipment, net                                                           935       1,189
Other real estate owned                                                               161         -
Interest receivable and other assets                                                  521         700
                                                                                 --------    --------
    Total assets                                                                 $ 78,378    $ 77,297
                                                                                 ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Noninterest-bearing deposits                                                     $  6,207    $  3,739
Interest-bearing deposits                                                          64,941      65,799
                                                                                 --------    --------
    Total deposits                                                                 71,148      69,538
Borrowings                                                                            800         -
Interest payable and other liabilities                                                791         762
                                                                                 --------    --------
    Total liabilities                                                              72,739      70,300
Common stock subject to redemption, 25,454 shares                                     141         -

STOCKHOLDERS' EQUITY:
Preferred stock- $12.00 stated value; authorized 1,000,000 shares,
  issued and outstanding - 20,834 shares at December 31, 2002                         250         -
Common stock - $ 5.00 stated value; no par value; authorized 9,000,000 shares, issued and outstanding - 1,184,843 shares and 1,159,389 shares at
  December 31, 2002 and 2001                                                        5,797       5,797
Additional paid-in capital                                                          6,195       6,250
Accumulated deficit                                                                (6,797)     (5,108)
Accumulated other comprehensive income                                                 53          58
                                                                                 --------    --------
    Total stockholders' equity                                                      5,498       6,997
                                                                                 --------    --------
    Total liabilities and stockholders' equity                                   $ 78,378    $ 77,297
                                                                                 ========    ========



See Notes to Consolidated Financial Statements.

MICHIGAN COMMUNITY BANCORP LIMITED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2002            2001          2000
(000's omitted, except per share data)                -----------    -----------    -----------
INTEREST INCOME
Interest and fees on loans                            $     5,085    $     5,574    $     5,717
Interest on securities                                        187            314            288
Interest on federal funds sold                                 46            287            597
                                                      -----------    -----------    -----------
    Total interest income                                   5,318          6,175          6,602

INTEREST EXPENSE
Interest expense on deposits                                2,047          3,272          3,617
                                                      -----------    -----------    -----------
Net interest income                                         3,271          2,903          2,985
Provision for loan losses                                   1,554            995            141
                                                      -----------    -----------    -----------
Net interest income after provision for loan losses         1,717          1,908          2,844

NONINTEREST INCOME
Service charges on deposits                                   225            132             97
Gain on sale of loans                                         100             71              -
Other service charges and fees                                 57             54             62
Other                                                           7             24             11
                                                      -----------    -----------    -----------
    Total noninterest income                                  389            281            170

NONINTEREST EXPENSES
Salaries and employee benefits                              1,723          1,913          2,200
Occupancy and equipment                                     1,079          1,024            647
Marketing and business development                             80            143             88
Professional fees                                             353            421            394
Data processing fees                                          246            112             48
Write off of foreclosed assets                                191              -              -
Defaulted loan expense                                         93             33              1
Other                                                          30            419            476
                                                      -----------    -----------    -----------
    Total noninterest expenses                              3,795          4,065          3,854
                                                      -----------    -----------    -----------

Net loss                                              $    (1,689)   $    (1,876)   $      (840)
                                                      ===========    ===========    ===========
Average common shares outstanding                       1,172,116        864,496        768,618
LOSS PER COMMON SHARE:
    Basic and fully diluted                           $     (1.44)   $     (2.17)   $     (1.09)
                                                      ===========    ===========    ===========





See Notes to Consolidated Financial Statements.

MICHIGAN COMMUNITY BANCORP LIMITED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 ACCUMULATED
                                                                   ADDITIONAL                       OTHER             TOTAL
                                           PREFERRED      COMMON     PAID-IN     ACCUMULATED    COMPREHENSIVE     STOCKHOLDERS'
(000's omitted, except per share data)       STOCK        STOCK      CAPITAL       DEFICIT       INCOME (LOSS)        EQUITY
                                         ------------    --------  ---------       ---------    --------------      ----------
BALANCES - JANUARY 1, 2000               $       -       $  3,780     $ 6,410       $ (2,392)       $     (10)       $   7,788
Private placement of common stock
  (59,043 shares)                                             295         155                                              450
Comprehensive loss:
   Net loss                                                                             (840)                             (840)
 Change in unrealized gain on
   available-for-sale securities                                                                           32               32
                                                                                                                    ----------
   Comprehensive loss                                                                                                     (808)
                                         ------------    --------     -------       --------        ---------       ----------
 BALANCES - DECEMBER 31, 2000                    -          4,075       6,565         (3,232)              22            7,430
Private placement of common stock
  (34,228 shares)                                             171          31                                              202
Common stock rights offering
  (310,118 shares)                                          1,551        (155)                                           1,396
Cost of rights offering                                                  (191)                                            (191)
Comprehensive loss:
   Net loss                                                                           (1,876)                           (1,876)
 Change in unrealized gain on
   available-for-sale securities                                                                           36               36
                                                                                                                    ----------
   Comprehensive loss                                                                                                   (1,840)
                                         ------------    --------     -------       --------        ---------       ----------
BALANCES - DECEMBER 31, 2001                     -          5,797       6,250         (5,108)              58            6,997
Cost of rights offering from prior year                                   (55)                                             (55)
Private placement of preferred
stock (20,834 shares)                            250                                                                       250
Comprehensive loss:
   Net loss                                                                           (1,689)                           (1,689)
   Change in unrealized loss on
     available-for-sale securities                                                                         (5)              (5)
                                                                                                                    ----------
   Comprehensive loss                                                                                                   (1,694)
                                         ------------    --------     -------       --------        ---------       ----------
BALANCES - DECEMBER 31, 2002             $       250     $  5,797     $ 6,195       $ (6,797)       $      53        $   5,498
                                         ============    ========     =======       ========        =========       ==========


See Notes to Consolidated Financial Statements.

MICHIGAN COMMUNITY BANCORP LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31,
                                                                           --------------------------------
                                                                             2002        2001       2000
(000's omitted)                                                            --------    --------    --------
OPERATING ACTIVITIES
  Net loss                                                                 $ (1,689)   $ (1,876)   $   (840)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
     Depreciation and amortization                                              278         285         266
     Provision for loan losses                                                1,554         995         141
     Write-off of foreclosed assets                                             191           -           -
     Common stock issued for legal settlement                                   141           -           -
     Net accretion of securities                                                (76)        (88)        (14)
     Decrease (increase) in loans held for sale                                 758      (2,946)          -
     Increase (decrease) in accrued interest receivable and other assets        (12)          9        (157)
     Increase in accrued interest payable and other liabilities                  29          54         368
                                                                           --------    --------    --------
Net cash provided by (used in) operating activities                           1,174      (3,567)       (236)

INVESTING ACTIVITIES
  Purchases of available for sale securities                                 (3,770)     (4,905)     (3,482)
  Proceeds from maturities of available for sale securities                   3,900       5,000       1,500
  Net increase in loans                                                      (4,420)     (1,126)    (15,983)
  Purchase of Federal Home Loan Bank stock                                      (35)         (5)          -
  Purchase of premises and equipment                                            (24)        (17)       (127)
                                                                           --------    --------    --------
Net cash used in investing activities                                        (4,349)     (1,053)    (18,092)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                         1,610      (5,567)     23,468
  Proceeds from borrowings                                                      800           -           -
  Proceeds from sale of preferred stock                                         250           -           -
  Net proceeds from cost of common stock offerings                              (55)      1,407         450
                                                                           --------    --------    --------
Net cash provided by (used in) financing activities                           2,605      (4,160)     23,918
                                                                           --------    --------    --------
Net (decrease) increase in cash and cash equivalents                           (570)     (8,780)      5,590
Cash and cash equivalents, beginning of year                                  5,438      14,218       8,628
                                                                           --------    --------    --------
Cash and cash equivalents, end of year                                     $  4,868    $  5,438    $ 14,218
                                                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
  Interest                                                                 $  2,158    $  2,940    $  3,346
  Federal income taxes                                                            -           -           -
Non-cash investing and financing activities
  Transfer from loans to real estate owned (net)                           $    352           -           -
  Common stock issued in connection with legal settlement                  $    141           -           -


See Notes to Consolidated Financial Statements.

MICHIGAN COMMUNITY BANCORP LIMITED


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           NOTE 1 -  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


           BASIS OF PRESENTATION AND CONSOLIDATION - The consolidated financial statements include the accounts of Michigan Community Bancorp Limited (the "Corporation") and its wholly owned subsidiaries, Lakeside Community Bank and North Oakland Community Bank (Collectively, the "Banks"). All significant intercompany accounts and transactions have been eliminated in consolidation.

           USE OF ESTIMATES - The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

           NATURE OF OPERATIONS - Michigan Community Bancorp Limited is a two-bank holding company which owns and operates Lakeside Community Bank ("Lakeside") in Sterling Heights, Michigan and North Oakland Community Bank ("North Oakland") in Rochester Hills, Michigan. The Banks operate and serve customers in Oakland and Macomb counties in the state of Michigan. The Banks are engaged in the business of general commercial and retail banking. The Banks offer a variety of deposit products including checking accounts, saving accounts and time deposits. The Banks conduct lending activities in the residential and commercial mortgage markets and the consumer installment marketplace. The Corporation's results of operations can be significantly affected by changes in interest rates.

           CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include federal funds sold and short-term investments. Generally, federal funds are sold for a one-day period. The Corporation maintains deposit accounts in various financial institutions which at times may exceed FDIC insured limits or are not insured.

           SECURITIES - Securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and recorded at fair value. Any decision to sell an available-for-sale security is based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Cost is adjusted for accretion of discounts to maturity and amortization of premiums. Unrealized gains and losses on available-for-sale securities are excluded from earnings and recorded, net of tax, as a component of comprehensive income in stockholders' equity.

           LOANS HELD FOR SALE -- Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

           LOANS -- Loans are reported at their outstanding unpaid principal balance adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Net loan origination fees are not material.

           The accrual of interest on impaired loans is discontinued at the time the loan is 90 days' delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

           NOTE 1 -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on a cash basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

           BORROWINGS -- At December 31, 2002 borrowings relates to federal funds purchased for a one-day period at an interest rate of 1.375%.

           ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

           The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

           A loan is considered impaired when, based on current information and events, it is probable that the Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

           Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value less costs to sell of the collateral if the loan is collateral dependent.

           Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

           CREDIT RELATED FINANCIAL INSTRUMENTS -- In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

           FORECLOSED ASSETS -- Foreclosed assets include property acquired through, or in lieu of, loan foreclosure. Foreclosed assets are recorded in other assets at the lower of the amount of the loan balance plus unpaid accrued interest or the estimated fair value less selling costs at the time of foreclosure. Any write-down of the loan balance to estimated fair value when the property is acquired is charged to the allowance for loan losses. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of the property exceeds its fair value. Subsequent market write-downs, operating expenses, and gains or losses on disposition of the foreclosed assets are charged or credited to other operating expense.

           PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is primarily computed using the straight-line method. Building improvements and furniture and equipment are amortized over their estimated useful lives. Management annually reviews these assets to determine whether carrying values have been impaired.

           INCOME TAXES - The Corporation files a consolidated federal income tax return with its subsidiary banks. The Corporation uses the asset and liability method of accounting for income taxes. Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable. Deferred income tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

           COMMON STOCK OPTIONS - The Corporation has two common stock option plans (see Note 9). Options granted to directors and key employees under both plans are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at grant date exceeds the exercise price of an option. Under the Corporation's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of the stock option awards under the plan.

           LOSS PER COMMON SHARE -- Loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings per Share. Accordingly, for basic loss per share, the weighted average number of shares outstanding is based on the actual number of shares issued and outstanding during the period. For fully diluted earnings per share, the dilutive potential common shares from the Corporation's stock option plan and the warrants issued would be added to the weighted average shares using the treasury stock method. However, those potential shares have not been included in 2002, 2001, or 2000 because the effect would be antidilutive.

           Earnings per common share have been computed based on the following:


                                           2002          2001         2000
                                      --------------  -----------  ------------
           Weighted average shares -
              Basic                   $    1,172,116  $   864,496  $    768,618


           OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment of the equity section of the balance sheet. Such items, along with net income or loss, are components of comprehensive income or loss. The only item included in "accumulated other comprehensive income" at December 31, 2002, 2001, and 2000 and for the years then ended is the net unrealized gains and losses on available-for-sale securities.

           RETIREMENT PLAN - The Corporation maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under this plan, eligible employees are permitted to contribute into the retirement plan up to a maximum determined by the Internal Revenue Code. The Corporation, at its descretion, may make matching contributions and profit sharing contributions as specified in the plan document. The Corporation has made no such contribution since the inception of the plan.

           RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the current year presentation.

           RECENT ACCOUNTING PRONOUNCEMENTS - In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145 that requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria defined in APB Opinion No. 30 which are that the event or transaction is both unusual in nature and infrequent in occurrence. Events considered unusual should have a high degree of abnormality and be clearly unrelated to the company's normal operations and infrequency is defined as not expected to recur in the foreseeable future. Adoption of SFAS No. 145 will not have a material effect on the Corporation's financial statements.

           NOTE 1 -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized with the liability is incurred. Under Issue EITF 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. It is not expected that the provisions of SFAS No. 146 will have a material impact on the financial position or results of operations of the Corporation.

           In October 2002, the FASB issued SFAS No. 147 which amends FASB Statements No. 72 and 144, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively, and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." The provisions of this standard generally became effective October 1, 2002. SFAS No. 147 had no impact on the financial position or results of operations.

           In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The impact of adoption is not expected to have a significant impact on the Corporation's financial reporting.

           In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123," which is effective for years ending after December 15, 2002. This Statement amends FASB SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounts for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Implementation of SFAS No. 148 will not have a material impact on the Corporation's financial position or results of operations.

NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY)

         The condensed financial information that follows presents the financial condition of the parent corporation only, along with the results of its operations and its cash flows. The parent corporation has recorded its investment in the subsidiaries at cost plus its share of the undistributed earnings (losses) of the subsidiaries since acquisition. Management considers the operations of the Banks to be one segment. The parent corporation financial information should be read in conjunction with the Corporation's consolidated financial statements.


                                 BALANCE SHEETS


(000's omitted, except per share data)                       AT DECEMBER 31,
                                                       --------------------------
                                                          2002           2001
                                                       -----------    -----------
ASSETS
Cash and due from banks                                 $       15     $      122
Investment in subsidiaries                                   5,945          7,104
Premises and equipment                                          23             55
Other assets                                                    40             65
                                                       -----------    -----------
TOTAL ASSETS                                            $    6,023     $    7,346
                                                       ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest payable and other liabilities                  $      384     $      349
                                                       -----------    -----------

Common stock subject to redemption                             141            -


SHAREHOLDERS' EQUITY
Preferred stock - $12 stated value                             250            -
Common stock - $5 stated value                               5,797          5,797
Capital surplus                                              6,195          6,250
Accumulated deficit                                         (6,797)        (5,108)

Accumulated other comprehensive income                          53             58
                                                       -----------    -----------
Total shareholders' equity                                   5,498          6,997
                                                       -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    6,023     $    7,346
                                                       ===========    ===========

NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY, continued)

                            STATEMENTS OF OPERATIONS



                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
(000's omitted)                                       2002         2001         2000
                                                   ----------   ----------    ----------
Interest income                                    $       1    $       2     $      12
NONINTEREST INCOME
Management fees                                          783          811           636
NONINTEREST EXPENSES
Salaries and employee benefits                           835          898           782
Premises and equipment                                   387          246           175
Professional fees                                         24          225           192
Business development                                      22           43            44
Supplies                                                   7           11            13
Outside processing charges                                27           21            13
Telephone and communications expenses                      9           10            10
Insurance                                                  6           11             8
Advertising                                                1            8             7
Other                                                      1          272            18
                                                   ----------   ----------    ----------
Total noninterest expenses                             1,319        1,745         1,262
Loss before equity in losses of subsidiary banks        (535)        (932)         (614)
Equity in losses of subsidiary banks                  (1,154)        (944)         (226)
                                                   ----------   ----------    ----------
Net loss                                           $  (1,689)   $  (1,876)    $    (840)
                                                   ==========   ==========    ==========

NOTE 2 - MICHIGAN COMMUNITY BANCORP LIMITED (PARENT CORPORATION ONLY, continued)

                            STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
(000's omitted)                                                                     2002          2001          2000
                                                                                 ---------     ---------     ---------
OPERATING ACTIVITIES
Net loss                                                                         $  (1,689)    $  (1,876)    $    (840)
Adjustments to reconcile net loss to cash provided by operating activities:
     Equity in losses of subsidiary banks                                            1,154           944           226
     Depreciation                                                                       32            35            33
     Common stock issued for legal settlement                                          141           -             -
     Decrease (increase) in other assets                                                25           (1)           (58)
     Increase in other liabilities                                                      35           274            48
                                                                                 ---------     ---------     ---------
Net cash used in operating activities                                                 (302)         (624)         (591)
INVESTING ACTIVITIES
  Investment in subsidiary                                                             -            (850)          -
  Purchases of premises and equipment                                                  -             (4)           (14)
                                                                                 ---------     ---------     ---------
Net cash used in investing activities                                                  -            (854)          (14)
FINANCING ACTIVITIES
Proceeds from sale of preferred stock issuance                                         250           -             -
Net proceeds from (cost of) common stock offerings                                     (55)        1,407           450
                                                                                 ---------     ---------     ---------
Net cash provided by financing activities                                              195         1,407           450
                                                                                 ---------     ---------     ---------
Net decrease in cash and cash equivalents                                             (107)          (71)         (155)
Cash and cash equivalents, beginning of year                                           122           193           348
                                                                                 ---------     ---------     ---------
Cash and cash equivalents, end of year                                           $      15     $     122     $     193
                                                                                 =========     =========     =========

NOTE 3 - SECURITIES

         The amortized cost and estimated fair value of available-for-sale securities are as follows:

                                                                      AT DECEMBER 31, 2002
                                                   --------------------------------------------------------
(000's omitted)                                                      GROSS           GROSS
                                                    AMORTIZED      UNREALIZED      UNREALIZED       FAIR
                                                       COST          GAINS           LOSSES         VALUE
                                                   -----------    ------------    -------------    --------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies     $     4,654    $         51    $         -      $  4,705
Corporate bonds                                            265               2              -           267
                                                   -----------    ------------    -------------    --------
Total                                              $     4,919    $         53    $         -      $  4,972
                                                   ===========    ============    =============    ========

                                                                      AT DECEMBER 31, 2002
                                                   --------------------------------------------------------
(000's omitted)                                                      GROSS           GROSS
                                                    AMORTIZED      UNREALIZED      UNREALIZED       FAIR
                                                       COST          GAINS           LOSSES         VALUE
                                                   -----------    ------------    -------------    --------
U.S. Treasury securities and obligations of
     U.S. Government corporations and agencies     $     4,973    $         60    $           2    $  5,035
                                                   ===========    ============    =============    ========


         The amortized cost and estimated fair value of available-for-sale securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:


         (000's omitted)                                                      AMORTIZED          FAIR
                                                                                 COST           VALUE
                                                                            -------------      --------
Due in one year or less                                                     $       1,719      $  1,733
Due after one year through five years                                               3,200         3,239
                                                                            -------------      --------
Total                                                                       $       4,919      $  4,972
                                                                            =============      ========

         At December 31, 2002 and 2001, U.S. government agency securities carried at $2.6 million and $3.5 million, respectively, were pledged to secure borrowings and for other purposes required or permitted by law.

         Other than securities of the U.S. government agency, there were no securities of any one issuer aggregating 10 percent of consolidated stockholders' equity at December 31, 2002.

NOTE 4 - LOANS

         A summary of the balances of loans is as follows:

                                                          AT DECEMBER 31,
                                                 --------------------------------
(000's omitted)                                      2002                2001
                                                 ------------        ------------
Mortgage loans on real estate:
Residential 1-4 family                           $      4,882        $      5,200
Commercial                                             35,321              31,486
Construction                                            4,422               4,575
Equity lines of credit                                  2,782               3,100
                                                 ------------        ------------
    Total mortgage loans                               47,407              44,361
Commercial loans                                       16,353              15,261
Consumer installment loans                              2,596               3,661
                                                 ------------        ------------
    Total loans                                        66,356              63,283

Less allowance for loan losses                          1,766               1,398
                                                 ------------        ------------
Net loans                                        $     64,590        $     61,885
                                                 ============        ============

         In the ordinary course of business, the Banks have granted loans to principal officers and directors and their affiliates with outstanding balances of $2.1 million and $2.0 million at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, total principal additions were $1.1 million and total principal payments were $1.0 million.


         An analysis of the allowance for loan losses is as follows:



                                               YEAR ENDED DECEMBER 31,
                                         ----------------------------------
(000'S omitted)                            2002         2001        2000
                                         ---------    --------    ---------
Balance beginning of year                $   1,398    $    835    $     715
Provision for loan losses                    1,554         995          141
Charge-offs                                 (1,257)       (432)         (25)
Recoveries                                      71         -              4
                                         ---------    --------    ---------
Net charge-offs                             (1,186)       (432)         (21)
                                         ---------    --------    ---------
Balance end of year                      $   1,766    $  1,398    $     835
                                         =========    ========    =========
ALLOWANCE AS A PERCENTAGE OF:
    Loans                                      2.7%        2.2%         1.4%
    Net charge-offs                          148.9%      323.6%      3976.2%

The following is a summary of information pertaining to impaired loans:

                                                                                            AT DECEMBER 31,
                                                                         ----------------------------------------------------
(000's omitted)                                                              2002                2001                2000
                                                                         ------------        ------------        ------------
Impaired loans with a valuation allowance                                $      2,820        $      1,699        $
                                                                         ------------        ------------        ------------
   Total impaired loans                                                  $      2,820        $      1,699        $
                                                                         ============        ============        ============
Valuation allowance related to impaired loans                            $        491        $        670        $          -
Average investment in impaired loans                                            2,588               1,768                   -
Interest income recognized on impaired loans                                      194                 132                   -
Interest income recognized on a cash basis on impaired loans                        -                   -                   -

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:


                                                                                  AT DECEMBER 31,
                                                                         --------------------------------
(000's omitted)                                                              2002                2001
                                                                         ------------        ------------
Leasehold improvements                                                   $        887        $        887
Furniture and equipment                                                         1,107               1,084
                                                                         ------------        ------------
Total premises and equipment                                                    1,994               1,971
Less accumulated depreciation                                                   1,059                 782
                                                                         ------------        ------------
Premises and equipment, net                                              $        935        $      1,189
                                                                         ============        ============

    The Corporation has a ten-year lease for approximately 11,000 square feet in a one-story building located at 43850 Schoenherr, Sterling Heights, Michigan. Effective August 4, 2000, the Corporation leased additional space adjacent to the existing facility. Accordingly, the amended lease requires a monthly rent of $11,080 and expires on August 1, 2008.

    The Corporation has entered into an assignment of a lease for a building which is utilized for North Oakland's branch operations with approximately 3,100 square feet of office space located at 1467 North Rochester Road, Rochester Hills, Michigan, until December 31, 2004. This facility serves as the main office of North Oakland Community Bank. North Oakland prepaid the entire amount of the lease by making a single payment of $250,000 in August 1998. The prepayment of the rent will be expensed on a straight line basis over the lease assignment term that expires on December 31, 2004. North Oakland is also obligated to make monthly ground lease payments of $600 until December 31, 2004.

    The Corporation has a lease for a building in St. Clair County, Michigan that it planned to utilize for possible future expansion. During 2001, the Corporation decided to exit from the St. Clair County project. Management concluded that expansion into St. Clair County was not economically feasible at that time. In 2001, the Corporation charged-off expenditures related to the abandoned project totaling approximately $290,000 related to development costs. In 2002 management has recorded an accrual of $180,000 related to remaining lease obligations it expects to pay as it pursues options regarding lease termination or sublease of the building. The Corporation remains liable for the lease of the St. Clair County building at December 31, 2002. There are seven years remaining on the lease term. The lease requires a monthly payment of $3,750 for the next two years and $4,125 per month for the last five-year period.


    The annual future minimum lease payments required under these noncancelable operating leases as of December 31, 2002 are as follows:


                            YEAR                       AMOUNT
                         ----------                 -----------
                               2003                 $   185,160
                               2004                     185,535
                               2005                     182,460
                               2006                     182,460
                               2007                     182,460
                         Thereafter                     183.515
                                                    -----------
                              Total                 $ 1,101,590
                                                    ===========

    Total rent expense for 2002, 2001 and 2000 was approximately $382,000, $238,000 and 159,000, respectively.


NOTE 6 - DEPOSITS

    The following is a summary of the total deposits:



                                                          AT DECEMBER 31,
                                                 --------------------------------
(000's omitted)                                      2002                2001
                                                 ------------        ------------
NOW accounts                                     $      2,008        $      2,951
Money market deposits                                  13,171              17,598
Savings deposits                                        1,986               2,359
Certificates of deposit under $100,000                 28,961              25,660
Certificates of deposit $100,000 and over              18,815              17,231
                                                 ------------        ------------
Total interest bearing deposits                        64,941              65,799
Noninterest bearing demand deposits                     6,207               3,739
                                                 ------------        ------------
    Total deposits                               $     71,148        $     69,538
                                                 ============        ============

     Scheduled maturities of time deposits outstanding at December 31, 2002 are as follows (000s omitted):

                         YEAR         AMOUNT
                         ----         ------
                         2003       $    35,084
                         2004            11,141
                         2005             1,375
                         2006               176
                                    -----------
                         Total      $    47,776
                                    ===========

NOTE 7 - INCOME TAXES

         No tax benefit has been reported related to gross deferred tax assets. The Corporation does not have a history of earnings and, accordingly, a valuation allowance has been recognized for the full amount of the net deferred tax assets.

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The sources of such temporary differences and the resulting net deferred tax assets for the years ended December 31, 2002, 2001 and 2000 are as follows (000s omitted):

                                                      2002           2001          2000
                                                   -----------    ----------    ----------
Net operating loss carryforwards                   $     1,683    $    1,224    $      777
Allowance for loan losses                                  571           446           271
Other, net                                                   7            33            41
    Total deferred tax assets                            2,261         1,703         1,089
 Valuation allowance                                    (2,261)       (1,703)       (1,089)
                                                   -----------    ----------    ----------
      Net deferred tax assets                      $       -      $      -      $      -
                                                   ===========    ==========    ==========

         The corporation has available for carryforward to offset future federal taxable income, if any, net operating loss carryforwards approximating $4.9 million as of December 31, 2002. These carryforwards expire between the years 2014 and 2018.

NOTE 8 - CAPITAL STOCK

         PREFERRED STOCK PRIVATE PLACEMENT - On May 3, 2002, the Corporation sold 20,834 shares of Series A Voting Convertible Preferred Stock, in a private offering, at a price of $12.00 per share. There are 62,502 shares of common stock reserved for issuance upon the conversion of the Series A Voting Convertible Preferred Stock.

         COMMON STOCK RIGHTS OFFERING - Effective August 23, 2001, the Corporation granted rights to its stockholders to purchase up to 335,787 units. Each unit consisted of two shares of its common stock and one class A common stock purchase warrant and was offered at a price of $9.00 per unit. Each warrant entitles the holder thereof to purchase 1.2 shares of common stock at $5.50 per share, subject to adjustment in certain circumstances, for a period of 60 months, at which time the warrant expires. In addition, at the same time it was granting rights to its existing shareholders, the Corporation also offered 100,000 units on a best efforts basis to the general public. As of December 31, 2001 the Corporation had sold 155,059 units that represented 310,118 shares of common stock. Both offerings expired on December 31, 2001.

         COMMON STOCK PRIVATE PLACEMENT - On February 9, 2001, the Corporation sold 15,674 shares of common stock to one investor, in a private offering, at a price of $6.38 per share. On May 11, 2001, the Corporation sold 3,750 shares of common stock to one investor, in a private offering, at a price of $6.00 per share. On May 24, 2001, the Corporation issued 9,804 shares of common stock to one investor, in a private offering, at a price of $5.10 per share. On June 12, 2001, the Corporation sold 5,000 shares of common stock to one investor, in a private offering, at a price of $6.00 per share.

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

         COMMON STOCK SUBJECT TO REDEMPTION -- During 2002 the Corporation issued 25,454 shares of common stock in connection with the settlement of certain litigation filed by certain former officers of the Corporation/Banks. Since the Corporation remains liable to repurchase the shares at $5.50 per share for one year from the settlement date, the shares are presented outside of stockholders' equity on the accompanying December 31, 2002 balance sheet at an amount which approximates redemption value.

NOTE 9 - STOCK-BASED COMPENSATION

         The Corporation has two common stock-based compensation plans. Under the 1998 Employee Stock Compensation Plan (the "Employee Plan"), the Corporation can grant options to key employees for the purchase of up to 29,000 shares of common stock. Under the 1998 Nonemployee Director Plan (the "Nonemployee Plan"), the Corporation can grant options for the purchase of up to 73,000 shares of common stock. Under both plans, there is a minimum vesting period of between one to three years before the options can be exercised, and all options expire 10 years after the date of their grant.

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

         On November 6, 2000, the Corporation issued options under the Employee and Nonemployee Plans for the purchase of 16,067 and 59,255 shares, respectively. In addition, the vesting terms were slightly modified to 75 percent at the date of grant, 15 percent on the first anniversary of the date of grant and 5 percent on both the second and third anniversaries of the date of grant. An additional 1,200 options were issued on December 31, 2000 under the Employee Plan.

         On January 1, 2002, the Corporation granted 9,000 options under the Employee Plan.

         On December 31, 2002, the Corporation granted 600 options under the Employee Plan.

         The Corporation has adopted the disclosure-only provisions of SFAS
No. 123, Accounting for Stock-Based Compensation, and applies APB 25 and related interpretations in accounting for its plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following presents the weighted average fair value of options granted and the assumptions used to estimate those fair values:

                                                      2002           2001          2000
                                                   -----------    ----------    ----------
Weighted average fair value of options granted     $    3.87      $      -      $     4.55
Assumptions:
    Dividend yield                                         -             -               -
    Expected average life (years)                          5             -               5
    Volatility                                         27.73%            -           78.86%
    Risk-free interest rate                             3.75%            -            6.00%

         If the Corporation had elected to recognize compensation costs for the plans based on the fair value of awards at the grant date, net loss per share on a pro forma basis would have been as follows:

(000'S OMITTED, EXCEPT PER SHAREHOLDER)               2002                         2001                         2000
                                            ------------------------     -------------------------     ------------------------
                                               AS                           AS                            AS
                                            REPORTED       PRO FORMA     REPORTED        PRO FORMA     REPORTED       PRO FORMA
                                            --------       ---------     --------        ---------     --------       ---------
Net loss                                    $  (1,689)     $  (1,701)    $  (1,876)     $   (1,928)   $    (840)     $     (958)
Net loss per common share                       (1.44)         (1.45)        (2.17)          (2.23)       (1.09)          (1.25)

         The following table summarizes stock transactions for both plans and the related average exercise price for each of the years in the period from January 1, 2000 through December 31, 2002:


                                                     2002                          2001                         2000
                                            -----------------------      ------------------------     ------------------------
                                                           WEIGHTED                      WEIGHTED                    WEIGHTED
                                                           AVERAGE                       AVERAGE                     AVERAGE
                                            NUMBER OF      EXERCISE      NUMBER OF       EXERCISE     NUMBER OF      EXERCISE
                                             SHARES         PRICE         SHARES          PRICE        SHARES        PRICE
                                            ---------    ----------      ---------      ---------     ---------   ------------
Options outstanding, beginning of period       74,122    $   6.74           76,522      $    6.73       41,331    $     15.00
Options granted                                 9,000        3.80              -              -         76,522           6.73
Options granted                                   600        4.10
Options forfeited                             (22,783)       6.75           (1,800)          6.75            -              -
Options forfeited                              (2,400)       3.80             (600)          5.63            -              -
Options cancelled                                                              -              -        (41,331)        (15.00)
                                             -------     --------         --------      ---------      -------    ------------
Options outstanding, end of period            58,539     $   6.32           74,122      $    6.74       76,522    $      6.73
                                             =======     ========         ========      =========      =======    ============


           The following table shows summary information about fixed stock options outstanding at December 31, 2002:


                                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                             ------------------------------------------     ----------------------------
                                                              WEIGHTED         WEIGHTED
                              RANGE OF                        AVERAGE          AVERAGE                       WEIGHTED
                              EXERCISE        NUMBER OF      REMAINING         EXERCISE      NUMBER OF       AVERAGE
                               PRICES          SHARES     CONTRACTUAL LIFE      PRICE         SHARES      EXERCISE PRICE
`                           -------------    ----------   ----------------    ---------     -----------   --------------

       Employee Plan        $3.80 - $6.75      15,100           7.85           $   5.09        10,877     $         5.09

       Nonemployee Plan              6.75      43,439           7.85               6.75        43,439               6.75
                                               ------                          --------      --------     --------------
                                               58,539                          $   6.32        54,316     $         6.42
                                               ======                          ========      ========     ==============

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

NOTE 11 -- OFF BALANCE SHEET ACTIVITIES

CREDIT-RELATED FINANCIAL INSTRUMENTS -- The Banks are party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Banks exposure to credit loss is represented by the contractual amount of these commitments. The Banks follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, the following financial instruments were outstanding whose contract amounts represent credit risk (000's omitted):

                                                           CONTRACT AMOUNT
                                                      --------------------------
                                                        2002             2001
                                                      ---------       ---------
Commitments to grant loans                            $   2,603       $   2,775
Unfunded commitments under lines of credit                9,874           9,461
Commercial and standby letters of credit                      -              40
                                                      ---------       ---------
Total                                                 $  12,477       $  12,276
                                                      =========       =========


Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Banks, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and contain maturity dates.

Commercial and standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The Banks generally hold collateral supporting those commitments if deemed necessary.

To reduce credit risk related to the use of credit-related financial instruments, the Banks might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Banks credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Banks various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. Statement of Financial Standards No. 107 ("SFAS 107"), Disclosures abut Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Banks.

         The following methods and assumptions were used in estimating the fair values of financial instruments:

         CASH AND CASH EQUIVALENTS - The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate those assets' fair values.

         SECURITIES - Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

         LOANS HELD FOR SALE -- Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

         LOANS - For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one to four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

         DEPOSIT LIABILITIES - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         ACCRUED INTEREST -- The carrying amounts of accrued interest approximates fair value.

         BORROWINGS - Estimated fair value equals carrying value as the borrowing was a one day federal fund purchase.

         OFF-BALANCE-SHEET INSTRUMENTS - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standings. The Banks do not charge fees for lending commitments; thus it is not practicable to estimate the fair value of these instruments.

         The estimated fair values and related carrying or notional amounts of the Banks financial instruments are as follows:



                                                                 AT DECEMBER 31,
                                              -------------------------------------------------
                                                       2002                      2001
                                              -------------------------------------------------
(000's omitted)                               CARRYING    ESTIMATED     CARRYING      ESTIMATED
                                                AMOUNT    FAIR VALUE      AMOUNT     FAIR VALUE
ASSETS
Cash and cash equivalents                      $ 4,868   $     4,868   $    5,438   $    5,438
FHLB stock                                         143   $       143   $      108   $      108
Securities                                       4,972         4,972        5,031        5,031
Loans                                           64,590        65,537       61,885       62,106
Loans held for sale                              2,188         2,188        2,946        2,946
Accrued interest receivable                        351           351          357          357
LIABILITIES - DEPOSITS
Interest bearing                                64,940        65,482       65,799       66,368
Noninterest-bearing                              6,208         6,208        3,739        3,739
Other borrowings                                   800           800          -            -
Accrued interest payable                           221           221          332          332


NOTE 13 - REGULATORY MATTERS

         The Corporation (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     North Oakland Community Bank formally entered into an agreement with its primary regulatory examiners, which provided for the following requirements, among others:

     -   Formulate and implement earnings and strategic plans.

     - Formulate, adopt, and submit a written action plan to lessen the Bank's risk position in each asset classified "Substandard" or "Doubtful".

     -   Maintain Tier 1 capital level equal to or exceeding 8%.

     - Limit total asset growth to not more than 3% during any consecutive three-month period without first providing at least 30 days advance written notice.

     -   Not declare or pay any dividends without prior written consent.

     Management believes North Oakland Community Bank has addressed these concerns with the regulators and is corresponding with them to maintain compliance with these requirements.

     A joint examination of the banks was completed during the first quarter of 2003. At the exit conference the regulatory examiners indicated that as a result of this examination, corrective actions, as yet to be determined will be forthcoming, as it relates to Lakeside Community Bank.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 2002 and 2001, that the Corporation and the Banks met all capital adequacy requirements to which they are subject, except for Lakeside Community Bank which at December 2002 was considered adequately capitalized. Management has taken steps to increase its capital to a well capitalized position including selling loans, shrinking the deposit base and other measures (See Note 15).

         As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized North Oakland Community Bank as well-capitalized and Lakeside Community Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized or adequately capitalized, an institution must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Banks' category. The Corporation and the Banks' actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the following table.


                                                                          TO BE ADEQUATELY               TO BE  WELL
                                                   ACTUAL                   CAPITALIZED                  CAPITALIZED
                                             ----------------             ----------------            ----------------
                                             AMOUNT     RATIO             AMOUNT     RATIO            AMOUNT     RATIO
                                             ------     -----             ------     -----            ------     -----
AS OF DECEMBER 31, 2002
Total risk-based capital
  (to risk weighted assets):
      Consolidated                           $6,751       9.92  %         $5,444       8.00 %          N/A       N/A
      Lakeside Community Bank                 3,378       8.91             3,047       8.00            3,809     10.00
      North Oakland Community Bank            3,373      11.27             2,394       8.00            2,993     10.00
Tier 1 capital (to risk-weighted assets:)
      Consolidated                           $5,892       8.66  %         $2,722       4.00 %          N/A       N/A
      Lakeside Community Bank                 2,897       7.64             1,524       4.00            2,286      6.00
      North Oakland Community Bank            2,995      10.01             1,197       4.00            1,796      6.00
Tier 1 capital (to average assets:)
      Consolidated                           $5,892       7.28  %         $3,239       4.00 %          N/A       N/A
      Lakeside Community Bank                 2,897       6.27             1,949       4.00            2,312      5.00
      North Oakland Community Bank            2,995       8.63             1,388       4.00            1,735      5.00

AS OF DECEMBER 31, 2001
Total risk-based capital
  (to risk weighted assets):
      Consolidated                           $6,940      10.50  %         $5,296       8.00 %          N/A       N/A
      Lakeside Community Bank                 4,417      11.90             2,964       8.00            3,705     10.00
      North Oakland Community Bank            3,463      11.90             2,322       8.00            2,903     10.00
Tier 1 capital (to risk-weighted assets:)
      Consolidated                           $6,107       9.20  %         $2,648       4.00 %          N/A       N/A
      Lakeside Community Bank                 3,953      10.70             1,482       4.00            2,223      6.00
      North Oakland Community Bank            3,094      10.70             1,161       4.00            1,742      6.00
Tier 1 capital (to average assets:)
      Consolidated                           $6,107       7.40  %         $3,282       4.00 %          N/A       N/A
      Lakeside Community Bank                 3,953       8.60             1,833       4.00            2,292      5.00
      North Oakland Community Bank            3,094       8.60             1,443       4.00            1,804      5.00



NOTE 14 - LITIGATION

         The Corporation is involved in routine litigation incidental to its business. The Corporation is defending for its interest and is contesting the claims against it. Management believes the ultimate disposition of these matters will not have a material adverse affect on the financial statements.


NOTE 15 - SUBSEQUENT EVENT

         In February 2003, the Board of Directors of the Corporation approved a plan to raise additional capital, which included the hiring of an investment banking firm to analyze various options including the possibility of selling North Oakland Community Bank.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2003.

                       MICHIGAN COMMUNITY BANCORP LIMITED

            /s/ J. William Sumner                      /s/ Gail L. Partee
            ----------------------                     ------------------------
            J. William Sumner                          Gail L. Partee
            Chairman and Chief Executive Officer       VP, Controller


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation in the capacities indicated on April 9, 2003.
----------------------
SIGNATURE                    CAPACITY

 /s/ J. William Sumner        Chairman and Chief Executive Officer and Director
-------------------------     (Principal Executive Officer)
J. William Sumner

/s/ Frank Blowers            President and Chief Operations Officer and Director
-------------------------    (Principal Operations Officer)
Frank Blowers                (Principal Financial Officer)


/s/ Gary Davison             Director
-------------------------
Gary Davison

/s/ Phillip T. Hernanndez    Director
-------------------------
Phillip T. Hernanndez

/s/ Joseph S. Lentine        Director
-------------------------
Joseph S. Lentine

/s/ Frederick Maibauer       Director
-------------------------
Frederick Maibauer

/s/ Robert R. Peleman        Director
-------------------------
Robert R. Peleman

/s/ Russell M. Shelton       Director
-------------------------
Russell M. Shelton

/s/ Jeff Tamaroff            Director
-------------------------
Jeff Tamaroff

I, J. William Sumner, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Michigan Community Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a. Designed such disclosure controls procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/      J. William Sumner
   ---------------------------------
         J. William Sumner
         Chief Executive Officer
         April 9, 2003

I, Gail L. Partee, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Michigan Community Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a. Designed such disclosure controls procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have included in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gail L. Partee
   -----------------------------
         Gail L. Partee
         -----------------------
         VP, Controller
         April 9, 2003

                               10-K EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002