Form 10-Q
period 2003-03-31
MICHIGAN COMMUNITY BANCORP LTD
filed 2003-05-15
CIK 1068901

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  (Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2003

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

                               Yes   X    No
                                   -----     -----
  As of May 13, 2003 the Registrant had 1,184,843 shares of Common Stock issued and outstanding.

  Transitional Small Business Disclosure Format (check one)

                               Yes         No  X
                                   -----     -----

                       MICHIGAN COMMUNITY BANCORP LIMITED

                                TABLE OF CONTENTS


Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................................................

         Consolidated statements of financial condition at March 31, 2003
                  (unaudited) and December 31, 2002........................................................  3

         Consolidated statements of operations (unaudited) for the three month periods ended March 31, 2003 and 2002............................................  4

         Consolidated statements of changes in stockholders' equity (unaudited) for the three month period ended March 31, 2003......................................  5

         Consolidated statements of cash flows (unaudited) for the three month periods ended March 31, 2003 and 2002............................................................  6

         Notes to financial statements.....................................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...............................................................  9

Item 3.  Controls and Procedures........................................................................... 18

Part II -- OTHER INFORMATION

Item 1.  Legal  Proceedings ............................................................................... 18

Item 4.  Submission of Matters to a Vote of Security-Holders .............................................. 18

Item 5.  Other Information ................................................................................

Item 6.  Exhibits and Reports on Form 8-K ................................................................. 18

Signatures................................................................................................. 19

Certifications............................................................................................. 20


                       MICHIGAN COMMUNITY BANCORP LIMITED
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                             MARCH 31,            DECEMBER 31,
($ in thousands)                                                                               2003                   2002
                                                                                         -------------------------------------
                                                                                             (Unaudited)
ASSETS
Cash and due from banks                                                                  $           3,258        $     2,829
Federal funds sold                                                                                     650                  -
Interest bearing deposits in bank                                                                      544                647
------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                                      4,452              3,476
Available-for-sale securities                                                                        1,500                996
Federal Home Loan Bank stock, at cost                                                                   92                 93
Loans held for sale                                                                                  1,223              2,188
Loans                                                                                               33,289             37,616
Less allowance for loan losses                                                                         936              1,049
------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                           32,353             36,567
Premises and equipment, net                                                                            590                628
Interest receivable and other assets                                                                   540                208
Assets held for sale                                                                                33,431             34,222
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $          74,181        $    78,378
==============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                                             $           5,091        $     2,621
Interest-bearing deposits                                                                           32,541             37,536
------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                      37,632             40,157
Borrowings                                                                                               -                800
Interest payable and other liabilities                                                                 549                603
Liabilities held for sale                                                                           30,327             31,179
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   68,508             72,739
Common stock subject to redemption (25,454 shares)                                                     141                141
Stockholders' equity:
Preferred stock - stated value $12; authorized 1,000,000 shares, 20,834 shares                         250                250
  issued and outstanding at March 31, 2003 and December 31, 2002
Common stock - stated value $5; authorized 9,000,000 shares, 1,184,843 shares
  issued and outstanding at March 31, 2003 and December 31, 2002                                     5,797              5,797
Additional paid-in capital                                                                           6,195              6,195
Accumulated deficit                                                                                 (6,762)            (6,797)
Accumulated other comprehensive income                                                                  52                 53
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                           5,532              5,498
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $          74,181        $    78,378
==============================================================================================================================


See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                     -----------------------------------
                                                                                           MARCH 31,        MARCH 31,
($ in thousands, except per share data)                                                      2003             2002
                                                                                     -----------------------------------
INTEREST INCOME
Interest and fees on loans                                                               $         666       $      735
Interest on securities                                                                               9               22
Interest on federal funds sold                                                                       2                3
------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                              677              760

INTEREST EXPENSE
Interest expense on deposits                                                                       267              307
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                                410              453
Provision for loan losses                                                                           30                -
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                380              453

NONINTEREST INCOME
Service charges on deposits                                                                         61               27
Gain on sale of loans                                                                               73               15
Other service charges and fees                                                                       9                7
Other                                                                                               80               85
------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                           223              134

NONINTEREST EXPENSE
Salaries and employee benefits                                                                     347              357
Occupancy and equipment                                                                            129              117
Professional fees                                                                                   45               52
Data processing fee                                                                                 42               39
Other                                                                                               50               44
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                          613              609
------------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                                                                (10)             (22)
Net income from discontinued operations of subsidiary held for sale (Note C)                        45               88
------------------------------------------------------------------------------------------------------------------------
Net income                                                                                          35               66
========================================================================================================================

Average common shares outstanding                                                            1,184,843        1,159,389
NET (LOSS) INCOME PER COMMON SHARE (BASIC AND FULLY DILUTED):
     Basic and fully diluted
     Continuing operations                                                               $       (0.01)      $    (0.02)
     Discontinued operations                                                                      0.04             0.08
                                                                                         -------------------------------
     Net income per common share                                                         $        0.03       $     0.06
                                                                                         ===============================

See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                 CONSOLIDATED STATEMENTS IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                               Accumulated
                                                                   Additional                      Other           Total
($ in thousands)                             Preferred   Common     Paid-In    Accumulated     Comprehensive   Shareholders'
                                              Stock      Stock      Capital      Deficit           Income          Equity
                                             ---------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2003                     $ 250      $ 5,797     $ 6,195      $ (6,797)             $ 53         $ 5,498
Comprehensive income:
     Net income                                                                          35                                35
    Change in unrealized gain on
        available-for-sale-securities                                                                      (1)             (1)
    Comprehensive income                                                                                                   34
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003                      $ 250      $ 5,797     $ 6,195      $ (6,762)             $ 52         $ 5,532
==============================================================================================================================


See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                     -------------------------------------
($ in thousands)                                                                        MARCH 31,            MARCH 31,
                                                                                          2003                 2002
                                                                                     -------------------------------------
OPERATING ACTIVITIES
  Net income                                                                             $        35      $            66
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                               38                   42
      Provision for loan losses                                                                   30                    0
      (Accretion) amortization of securities                                                       -                   51
      Decrease (increase) in loans held for sale                                                 965               (1,283)
      Increase in interest receivable and other assets                                          (332)                 (86)
      Decrease in interest payable and other liabilities                                         (54)                  (2)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                              682               (1,212)

INVESTING ACTIVITIES
  Purchases of available-for-sale securities                                                    (547)              (1,557)
  Sale of Federal Home Loan Bank stock                                                            43                    -
  Net decrease (increase) in loans                                                             4,184               (1,500)
  Change in net assets of discontinued operations held for sale                                  (61)                  86
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  investing activities                                           3,619               (2,971)

FINANCING ACTIVITIES
  Decrease in borrowings                                                                        (800)                   -
  Net (decrease) increase in deposits                                                         (2,525)               8,310
  Cost of common stock offering                                                                    -                  (55)
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided financing activities                                              (3,325)               8,255
--------------------------------------------------------------------------------------------------------------------------
Net increase cash and cash equivalents                                                           976                4,072
Cash and cash equivalents, beginning of period                                                 3,476                3,039
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                 $     4,452      $         7,111
==========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
  Interest                                                                               $       284      $           310
  Federal income taxes                                                                             -                    -


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MICHIGAN COMMUNITY BANCORP LIMITED

THREE MONTHS ENDED MARCH 31, 2003


NOTE A -- BASIS OF PRESENTATION

    The financial statements of Michigan Community Bancorp Limited (the "Corporation") include the consolidation of its wholly-owned subsidiaries, Lakeside Community Bank and North Oakland Community Bank (collectively, the "Banks").

    The unaudited financial statements as noted in the table of contents are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation's Annual Report on Form 10KSB for the year ended December 31, 2002.

    In the opinion of management, the interim statements referred to above contain all adjustments (consisting only of normal recurring items and the discontinued operations described in Note C) necessary for a fair presentation of the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE B -- EARNING PER SHARE

     Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 1,184,843 for the three month period ended March 31, 2003 and 1,159,839 for the three month period ended March 31, 2002.

NOTE C -- DISCONTINUED OPERATIONS

    During the first quarter of 2003 the Board of Directors authorized the sale of North Oakland Community Bank. This decision was the result of North Oakland's past operating performance and the need to improve Lakeside Bank's capital position. Management began soliciting the sale of North Oakland in the first quarter and potential buyers are in the process of performing their due diligence. As a result, the assets, liabilities and operations of North Oakland Community Bank are presented as held-for-sale on the accompanying balance sheets and reported as discontinued operations on the accompanying statements of operations, in accordance with the provision of Statement of Financial Accounting Standards (SFAS) No. 144.

    Major components of assets and liabilities held for sale (in thousands) as of March 31, 2003 and December 31, 2002 are as follows:

                                                                   2003                      2002
                                                                   ----                      ----
                  ASSETS
                  Investments                                   $    4,896                $    4,026
                  Loans, net                                        27,776                    28,023
                  Other                                                759                       781

                  LIABILITIES
                  Deposits                                          30,157                    30,991
                  Other                                                193                       188

    Summarized results of operations for the quarter ended March 31, 2003 and 2002 are as follows:

                                                                  2003                        2002
                                                                  ----                        ----

                  Interest and fee income                     $       518                $       620
                  Interest expense                                    187                        230
                                                              -----------                -----------
                           Net interest margin                        331                $       390
                           Provision for loan losses                   30                         18
                           Other income                                29                         16
                           Operating expenses                         285                        300
                                    Net income                         45                         88

    As of March 31, 2003 North Oakland's total risk-based capital ratio was 11.42%. Tier one risk-based capital was 10.16% and leverage ratio was 8.92%. At March 31, 2003 North Oakland was considered well-capitalized by the FDIC.

NOTE D -- RECENT ACCOUNTING PRONOUNCEMENTS

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

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue EITF 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. It is not expected that the provisions of SFAS No. 146, taken together with SFAS No. 144 (Note C) will have a material impact on the net financial position or results of operations of the Corporation. The Corporation expects to sell North Oakland Community Bank for an amount in excess of its net book value.

    In October 2002, the FASB issued SFAS No. 147 which amends FSAB Statements No. 72 and 144, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively, and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase method." The provisions of this standard generally became effective October 1, 2002. SFAS No. 147 had no impact on the financial position or results of operations.

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

    In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123, "which is effective for years ending after December 15, 2002. This Statement amends FASB SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounts for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Implementation of SFAS No. 148 will not have a material impact on the Corporation's financial position or results of operations.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this standard did not have a significant effect on the Company's financial position or results of operations.

NOTE E -- RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform with the current period presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF CORPORATION

     Michigan Community Bancorp Limited (the "Corporation") was incorporated in January 28, 1998 under Michigan law and is a bank holding company, owning all of the outstanding common stock of Lakeside Community Bank ("Lakeside") and North Oakland Community Bank ("North Oakland"). Lakeside and North Oakland were organized as Michigan chartered banks with depository accounts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Banks opened for business on January 5, 1999.

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

CRITICAL ACCOUNTING POLICIES

     The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements for the year ended December 31, 2002. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy. The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policy and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses.

     The following discussion compares the financial condition of the Corporation and Lakeside (continuing operations) at March 31, 2003 and December 31, 2002, and the results of operations for the three month periods ended March 31, 2003 and 2002. North Oakland's assets and liabilities are classified as held for sale (Refer to Note C). This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. These forward-looking statements are not guarantees of future performance and involve substantial risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Corporation's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Corporation may be found under the caption "Risk Factors That May Effect Future Results" in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

FINANCIAL CONDITION

CONTINUING OPERATIONS

ASSETS

     The Corporation's total assets have decreased by $4.2 million, to $74.2 million at March 31, 2003, compared with $78.4 million at December 31, 2002.

     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $.9 million, or 28.1% to $4.4 million at March 31, 2003 from $3.5 million at December 31, 2002. The increase was primarily the result of the increase in federal funds sold as of March 31, 2003.

     The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated.
Available-for-sale securities are shown on the balance sheet at estimated fair value.

                                                                                      MARCH 31, 2003
                                                                 ------------------------------------------------------------
               ($ in thousands)                                                     GROSS           GROSS
                                                                  AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                                                    COST            GAINS           LOSSES         VALUE
                                                                 ------------------------------------------------------------
               U. S. Treasury securities and obligations of
                    U. S. Government corporations and agencies    $    1,227       $        9      $              $    1,236
               Corporate Bonds                                           261                3                            264
                                                                 ------------------------------------------------------------
               Total                                              $    1,488       $       12      $        -     $    1,500
                                                                 ============================================================

                                                                                     DECEMBER 31, 2002
                                                                 ------------------------------------------------------------
               ($ in thousands)                                                     GROSS           GROSS
                                                                  AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                                                    COST            GAINS           LOSSES         VALUE
                                                                 ------------------------------------------------------------
               U. S. Treasury securities and obligations of
                    U. S. Government corporations and agencies    $      727       $        3                      $     730
               Corporate Bonds                                           264                2                            266
                                                                 ------------------------------------------------------------
               Total                                              $      991       $        5       $              $     996
                                                                 ============================================================


     The amortized cost and estimated market of available-for-sale securities at March 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


               ($ in thousands)                                                   AMORTIZED          FAIR
                                                                                    COST            VALUE
                                                                                ------------------------------
Due in one year or less                                                          $         -    $          -
Due after one year through five years                                                   1,488           1,500
--------------------------------------------------------------------------------------------------------------
Total                                                                            $      1,488    $      1,500
==============================================================================================================

     Investment securities with an amortized cost and market value of $1.5 million were pledged to secure the right to participate in the overnight federal funds market at Bank One.

     At March 31, 2003, Lakeside had $1.2 million classified as loans held for sale, compared to $2.2 million at December 31, 2002. These loans represent mortgage loans in process of being sold to various investor banks. The fair value of the loans held for sale is based on commitments on hand from investors or prevailing market prices. The loans held for sale are subject to interest rate risk. If rates increase before the loans are sold a loss may be recognized.

     At March 31, 2003 and December 31, 2002, respectively, the Corporation had $33.3 million and $37.6 million in loans. The following table shows the breakdown into the various loan products as of March 31, 2003 and December 31, 2002.

($ in thousands)                                       MARCH 31,        DECEMBER 31,
                                                         2003               2002
                                                   --------------------------------------
Mortgage loans on real estate:
Residential 1-4 family                                 $       4,759      $        6,356
Commercial                                                    11,250              11,490
Construction                                                   2,534               3,235
Equity lines of credit                                           297                 270
-----------------------------------------------------------------------------------------
     Total mortgage loans                                     18,840              21,351

Commercial loans                                              12,296              14,022
Consumer installment loans                                     2,153               2,243
-----------------------------------------------------------------------------------------
     Total loans                                              33,289              37,616

     The Bank maintains an allowance for loan losses believed to be sufficient to absorb credit losses inherent in their loan portfolio. The allowance for loan losses represents management's estimate of probable losses in the portfolio at each balance sheet date and is supported by all the relevant information available to management. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses believed to be inherent in our loan portfolio and credit undertakings that are not specifically identified. We believe that the allowance for loan losses will be adequate to provide for estimated probable credit losses inherent in our existing loan portfolio.

     At March 31, 2003 the allowance for loan losses was $936,000 compared to $1.0 million at December 31, 2002. Allowance for loan losses as a percentage of total loans was 2.8% at March 31, 2003 and December 31, 2002. Net charge offs for the three months ended March 31, 2003 and 2002 were $143,000 and $9,000, respectively. Based on the analysis of the March 31, 2003 loan portfolio, management believes the loan loss provision for the three months ended March 31, 2003 is adequate. The following table shows an analysis of the allowance for possible loan losses.

                                                                                                        Three Months Ended
                                                   ------------------------------------------------------------------------------
                                                                                                   March 31,        March 31,
($ in thousands)                                                                                      2003             2002
                                                   ------------------------------------------------------------------------------
Balance beginning of period                                                                     $        1,049    $          537
Provision for loan losses                                                                                   30                 -
Charge-offs                                                                                               (172)               (9)
Recoveries                                                                                                  29                 -
---------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                                           (143)               (9)
---------------------------------------------------------------------------------------------------------------------------------
Balance end of period                                                                           $          936    $          528
=================================================================================================================================

     Nonperforming assets consist of impaired loans on nonaccrual status, loans past due 90 days or more and other repossessed assets. A loan is considered impaired when, based on current information and events, it is probable the Banks will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.

     As of March 31, 2003, there was one commercial loan totaling $214,000 classified as nonaccrual. At March 31, 2003 and December 31, 2002 there was one mortgage loan totaling $209,000 in a nonaccrual status. Management actively manages the loan portfolio, seeking to identify and resolve problem assets at an early stage.

     If the nonaccrual loan discussed above had been paying in accordance with contractual term, an additional $20,379 would have been recorded in interest income during the three month period ended March 31, 2003. To management's knowledge, there are no additional loans which cause management to have doubts about the ability of such borrowers to comply with the contractual loan terms or which may have a material affect on the Corporation's balance sheet or results of operations.

NONPERFORMING ASSETS
($ in thousands)                                                          MARCH 31,      DECEMBER 31,
                                                                            2003              2002
                                                                 -------------------------------------
NONACCRUAL LOANS
Commercial loans                                                              $ 214               $ -
Consumer loans                                                                  209               209
------------------------------------------------------------------------------------------------------
Total nonaccrual loans                                                          423               209

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
Commercial loans                                                                  -                 -
Commercial mortgages                                                              -               455
Residential mortgages                                                             -                 -
Consumer loans                                                                    3                 -
------------------------------------------------------------------------------------------------------
Total accruing loans past due 90 days or more                                     3               455
------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                       426               664

REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Residential real estate owned                                                   321                 -
Other repossessed assets                                                          -                 -
------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                    $ 747             $ 664
======================================================================================================

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

LIABILITIES

     During the three months ended March 31, 2003, total deposits decreased by $2.5 million, to $37.6 million compared to $40.1 at December 31, 2002. The decrease occurred in certificates of deposits under $100,000 in the amount of $2.4 million and in certificates of deposit over $100,000 in the amount of $4.7 million offset by an increase in demand deposits, NOW accounts, savings and money markets in the amount of $4.6 million. The following table shows the breakdown into the various deposits products as of March 31, 2003 and December 31, 2002.

($ in thousands)                                      MARCH 31,            DECEMBER 31,
                                                         2003                  2002
                                                   ----------------------------------------
NOW accounts                                     $             1,563   $             1,113
Money market deposits                                          9,312                 7,656
Savings deposits                                                 606                   549
Certificates of deposit under $100,000                        15,800                18,206
Certificates of deposit $100,000 and over                      5,260                10,012
-------------------------------------------------------------------------------------------
Total interest bearing deposits                               32,541                37,536
Demand deposits                                                5,091                 2,621
-------------------------------------------------------------------------------------------
     Total deposits                              $            37,632   $            40,157
===========================================================================================


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

     Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. To be considered "well-capitalized" by the FDIC, the Corporation must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, leverage ratio of at least 5% and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of March 31, 2003, Lakeside Community Bank's total risk-based capital ratio was 9.5%, Tier 1 risk-based capital ratio was 8.3% and leverage capital ratio was 6.6%. At March 31, 2003 the Bank was considered to be "adequately-capitalized" by the FDIC. The following table represents a consolidated capital calculation for the Corporation.


                                                                                  To be adequately              To be well
                                                     Actual                          Capitalized                Capitalized
                                                    ---------------------       ---------------------       -------------------
     ($ in thousands)                                Amount     Ratio             Amount     Ratio           Amount    Ratio
                                                    ---------------------       ---------------------       -------------------
     Total capital to risk weighted assets          $   3,337        9.5 %       $   2,804       8.0 %       $  3,505    10.00 %
     Tier I capital to risk weighted assets             2,893        8.3             1,402       4.0            2,103     6.00
     Tier I capital to average assets (leverage)        2,893        6.6             1,763       4.0            2,204     5.00

LIQUIDITY

     Liquidity management involves the ability to meet the cash flow requirements of the Banks' customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. The Corporation's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits, federal funds sold, and the issuance of common stock. An additional source of liquidity, as the need arises, is out-of-market or Internet certificates of deposits. The out-of-market and Internet certificates of deposits usually require a higher interest rate and are a more volatile source of liquidity. As of March 31, 2003 the Bank had $3.6 million in out-of-market certificates of deposits compared to $4.9 million at December 31, 2002. Management is working to minimize the use of out-of-market certificates of deposits in 2003. The Bank had borrowing capability of approximately $850,000 on an unused line of credit with Bank One at March 31, 2003.

     The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity have been deposits, federal funds sold, and loans, which mature within one year. Our larger deposit balances, which might be more likely to fluctuate in response to rate changes, are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. Management of the Corporations considers liquidity adequate to meet its future commitments

ASSET/LIABILITY MANAGEMENT

     The Bank's Asset Liability Management Committee ("ALCO"), which meets at least quarterly, is responsible for reviewing the interest rate sensitivity position of the Bank and establishing policies to monitor and limit exposure to interest rate risk.

     The following table shows the maturity and repricing distribution of the Bank's interest earning assets and interest bearing liabilities as of March 31, 2003. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. Loans are presented gross of the allowance but net of nonaccruing loans, while securities are shown at amortized cost. Assumptions incorporated into this time table include estimates of partial redemptions on NOW, Money Market and savings accounts. Prepayment of loans and securities are also included at current levels as of March 31, 2003.

                                                        AFTER THREE      AFTER ONE
($ in thousands)                            WITHIN       MONTHS BUT      YEAR BUT        AFTER
                                             THREE       WITHIN ONE     WITHIN FIVE      FIVE
INTEREST EARNING ASSETS                     MONTHS          YEAR           YEARS         YEARS       TOTAL
                                         ----------------------------------------------------------------------
    Federal funds sold                        $    650      $       -        $      -         $ -        $ 650
    Securities, at amortized cost                    -              -           1,488                    1,488
    Federal Home Loan Bank stock                    92              -                                       92
    Portfolio loans and loans held for sale     16,501          1,506          14,158       1,924       34,089
                                         ----------------------------------------------------------------------
Total                                         $ 17,243      $   1,506        $ 15,646     $ 1,924     $ 36,319
                                         ----------------------------------------------------------------------

Interest bearing liabilities

NOW and money market accounts                 $ 10,875      $       -        $      -         $ -     $ 10,875
Savings deposits                                   606                                                     606
Time deposits less than $100,000                 1,543         10,601           3,656                   15,800
Time deposits of $100,000 or more                2,946          1,795             519                    5,260
                                         ----------------------------------------------------------------------
Total                                         $ 15,970      $  12,396        $  4,175         $ -     $ 32,541
                                         ----------------------------------------------------------------------

Rate sensitivity gap                          $  1,273      $ (10,890)       $ 11,471     $ 1,924     $  3,778
                                         ----------------------------------------------------------------------
Cumulative rate sensitivity gap               $  1,273      $  (9,617)       $  1,854     $ 3,778
                                         ======================================================================

Rate sensitivity gap ratio                        3.5%         -30.0%           31.6%        5.3%
                                         ---------------------------------------------------------
Cumulative rate sensitivity gap                                -26.5%            5.1%       10.4%
                                                       ===========================================

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

     At March 31, 2003, the Corporation is considered "asset sensitive" in the time interval of the first three months, according to the preceding table. In a downward rate environment, the Corporation might not be able to decrease prices on interest bearing liabilities as quickly as decreases on rates on interest earning assets. The Corporation is considered to be somewhat evenly matched at the one year accumulated gap position. Management has been successful in improving the bank's net interest margin in spite of the 525 basis-point drop in managed rates.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIOD ENDED MARCH 31, 2003 TO THREE MONTH PERIOD ENDED MARCH 31, 2002:

     The Corporation reported a net loss for continuing operations of $10,000 for the three months ended March 31, 2003 compared to a net loss of $22,000 for the three months ended March 31, 2002, representing a slight improvement in year to date comparisons.

     Net interest income decreased by 9.5% to $410,000 for the three months ended March 31, 2003 compared to $453,000 for the same period ended March 31, 2002. The net interest margin decreased to 4.0% at March 31, 2003, compared to 4.25% at March 31, 2002. The rate earned on interest earning assets decreased by ..51% from March 31, 2002 to 6.61% at March 31, 2003. The rate paid on interest bearing liabilities decreased by .29% from March 31, 2002 to 3.02% at March 31, 2003. The decreases in both interest rates earned and interest rates paid are primarily the result of the decreases in rates enacted by the Federal Reserve throughout the year 2002. Emphasis on balance sheet management should enable the Corporation to keep net interest income stable.

     The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning assets and interest bearing liabilities, and the net interest margin, for the three month periods ended March 31, 2003 and 2002. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Home Loan Bank equity holdings are included in securities for the purposes of this analysis.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates


                                                                             Three months ended March 31,
                                                                    2003                                     2002
                                                       -------------------------------          ----------------------------------
($ in thousands)                                       Average                   Average        Average                    Average
                                                       Balance       Interest      Rate         Balance       Interest      Rate
                                                       -------       --------    -------        -------       --------     -------
Assets
Interest bearing balances with banks                   $   544         $  1       0.74%         $    46         $  1        8.70%
Federal funds sold                                         538            3       2.23%             676            3        1.78%
Securities                                               1,554            8       2.06%           2,008           21        4.18%
Loans, including fees                                   38,354          665       6.94%          39,939          735        7.36%
                                                       -------         ----       ----          -------         ----
    Total earning assets/interest income                40,990          677       6.61%          42,669          760        7.12%
Cash and due from banks                                  2,892                                    2,588
Allowance for loan losses                                 (851)                                    (533)
Other assets                                             1,054                                    1,148
                                                       -------                                  -------
    Total assets                                       $44,085                                  $45,872
                                                       =======                                  =======

Liabilities and Equity
Interest bearing demand and money markets              $ 9,612         $ 38       1.58%         $10,747         $ 39        1.45%
Savings accounts                                           710            2       1.13%             703            2        1.14%
Time deposits less than $100,000                        16,997          171       4.02%           9,378          192        8.19%
Time deposits $100,000 and over                          7,995           56       2.80%          16,220           74        1.82%
                                                                       ----                                     ----
    Total interest bearing liabilities interest expense 35,314          267       3.02%          37,048          307        3.31%
                                                                       ----                                     ----
Noninterest bearing demand deposits                      5,449                                    4,610
Other liabilities                                          238                                      162
Shareholders' equity                                     3,084                                    4,052
                                                       -------                                  -------
    Total liabilities and shareholders' equity         $44,085                                  $45,872
                                                       =======                                  =======
Net interest income                                                    $410                                     $453
                                                                       ====                                     ====
Net interest spread                                                               3.58%                                     3.81%
                                                                                  ====                                      ====
Net interest margin                                                               4.00%                                     4.25%
                                                                                  ====                                      ====



     The Corporation had an allowance for loan losses of 2.8% of total loans as of March 31, 2003 and December 31, 2002, respectively. The provision for loan losses for the three months ended March 31, 2003 and 2002 was $30,000 and zero, respectively.

     Noninterest income was $223,000 for the three months ended March 31, 2003 compared to $134,000 for the same period in 2002. The increase was a result of service charges on deposit accounts and gains on sale of loans.

     Noninterest expense for the first three months of 2003 increased by $4,000 as compared to the same period in 2002. The largest component of noninterest expense was compensation and benefits, which totaled $358,000 and $357,000 for the three months ended March 31, 2003 and 2002, respectively. The other components of noninterest expense were consistent between the periods. Management is in the process of reviewing personnel needs and other expenses in order to reduce such costs to become more profitable at the current operating level.




ITEM 3.  CONTROLS AND PROCEDURES

     In response to recent legislation and additional requirements, management has reviewed the Corporation's internal control structure and disclosure controls and procedures. As a result of such review, enhancements to formalize and document procedures in place will be implemented prior to the end of 2003. As required, the effectiveness of our internal control structure and financial reporting disclosure controls will be evaluated quarterly. Based on their evaluation as of a date within 90 days of filing this form 10-QSB, J. William Sumner, Chief Executive Officer and Frank D. Blowers, Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934) are effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period this Form 10-QSB was being prepared.

     No significant changes were made to the internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses of these controls.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Corporation is involved in routine litigation incidental to its business. The Corporation is defending its interest and is contesting the claims against it. Management believes the ultimate disposition of these matters will not have a material adverse effect on the financial statements.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OR SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     Subsequent to a joint examination by regulatory examiners, Lakeside has been advised by such regulatory examiners that they have concerns with certain areas of Lakeside's operations, including asset quality, earnings, management and capital, and that a corrective action program will be forthcoming. They also are requiring Lakeside to provide 30 days' prior written notice of the addition or replacement of any member of its board of directors, and of the employment or change in employment of any senior executive officer. The Corporation believes that the concerns of the regulatory examiners substantially reflect historical practices and have been addressed or are being addressed. In addition to having taken steps to correct past practices, the Corporation continues to actively work with the regulatory examiners. In addition, the Corporation believes that the proposed sale of North Oakland will ameliorate many of the concerns.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


         99.1       Certification of Chief Executive Officer

         99.2       Certification of Principal Financial  Officer

     (b) Reports on Form 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.



May 14, 2003                             Michigan Community Bancorp Limited

                                              By:  /s/ J. William Sumner
                                              ---------------------------
                                              J. William Sumner
                                              Chief Executive Officer

                                              By: /s/ Frank D. Blowers
                                              ---------------------------
                                              Frank D. Blowers
                                              Principal Financial Officer

I, J. William Sumner, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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




/s/   J. William Sumner
   ------------------------------
      J. William Sumner
      Chief Executive Officer
      May 14, 2003

I, Frank D. Blowers, certify that:


     7.  I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

     8. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly reports;

     10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     12. The registrant's other certifying officer and I have included in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/      Frank D. Blowers
   ------------------------
         Frank D. Blowers
         Principal Financial Officer
         May 14, 2003

                                  EXHIBIT INDEX


EXHIBIT NUMBER             DESCRIPTION

99.1                       906 Certification of Chief Executive Officer
99.2                       906 Certification of Principal Financial Officer