Form 10QSB/A
period 2003-03-31
MICHIGAN COMMUNITY BANCORP LTD
filed 2003-06-19
CIK 1068901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                 AMENDMENT NO.1

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

                                  (586)532-8800
                         (Registrant's telephone number)

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

EXPLANATORY NOTE

     This amendment is being filed to modify Part II - Other Information, Item
5.


PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     Subsequent to a joint examination by regulatory examiners, Lakeside and North Oakland have been advised by such regulatory examiners that they have concerns with certain areas of their respective operations, including asset quality, earnings, management and capital, and that a corrective action program will be forthcoming. They also are requiring Lakeside and North Oakland to provide 30 days' prior written notice of the addition or replacement of any member of their respective board of directors, and of the employment or change in employment of any senior executive officer. The Corporation believes it has addressed certain concerns of the regulatory examiners, many of which reflect historical practices, and is addressing the other concerns. In addition to having taken steps to correct past practices, the Corporation continues to actively work with the regulatory examiners. In addition, the Corporation believes that a sale of North Oakland, which is being pursued, but of which there is no assurance, will ameliorate many of the concerns with respect to Lakeside and will eliminate the concerns with respect to North Oakland. However, the Corporation's actions will not prevent corrective action by the regulatory examiners.


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



         June 18, 2003                  Michigan Community Bancorp Limited

                                                  By:  /s/ J. William Sumner
                                                  --------------------------
                                                  J. William Sumner
                                                  Chief Executive Officer

                                                  By: /s/ Frank D. Blowers
                                                  ------------------------
                                                  Frank D. Blowers
                                                  Principal Financial Officer

I, J. William Sumner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of March 31, 2003, as amended;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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




/s/      J. William Sumner
   ---------------------------------
         J. William Sumner
         Chief Executive Officer
         June 18, 2003

I, Frank D. Blowers, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of March 31, 2003, as amended;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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




/s/      Frank D. Blowers
   ------------------------
         Frank D. Blowers
         Principal Financial Officer
         June 18, 2003

                                  EXHIBIT INDEX


EXHIBIT NUMBER             DESCRIPTION

99.1                       906 Certification of Chief Executive Officer
99.2                       906 Certification of Principal Financial Officer