Form 10QSB
period 2003-06-30
MICHIGAN COMMUNITY BANCORP LTD
filed 2003-08-14
CIK 1068901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (Mark One)

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2003

                                       OR

{x} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _________________

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


As of August 13, 2003 the Registrant had 1,184,843 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                            Yes        No   X
                                ------    -----

                       MICHIGAN COMMUNITY BANCORP LIMITED

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................................3

         Consolidated statements of financial condition at June 30, 2003
                  (unaudited) and December 31, 2002 ........................................3

         Consolidated statements of operations (unaudited) for the three and six month periods ended June 30, 2003 and 2002 .............................4

         Consolidated statements of changes in stockholders' equity (unaudited) for the six month period ended June 30, 2003 .........................5

         Consolidated statements of cash flows (unaudited) for the six month periods ended June 30, 2003 and 2002 .............................................6

         Notes to consolidated financial statements ........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................................9

Item 3.  Controls and Procedures ..........................................................18

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................................19

Item 4.  Submission of Matters to a Vote of Security-Holders ..............................19

Item 5.  Other Information ................................................................19

Item 6.  Exhibits and Reports on Form 8-K..................................................22

Signatures ................................................................................23

                       MICHIGAN COMMUNITY BANCORP LIMITED
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                 JUNE 30,    DECEMBER 31,
($ in thousands)                                                                   2003          2002
                                                                                -------------------------
                                                                                (UNAUDITED)
ASSETS
Cash and due from banks                                                           $  5,255      $  2,829
Federal funds sold                                                                   2,950             -
Interest bearing deposits in bank                                                       44           647
                                                                                  --------      --------
Total cash and cash equivalents                                                      8,249         3,476
Available-for-sale securities                                                          981           996
Federal Home Loan Bank stock, at cost                                                   92            93
Loans held for sale                                                                  1,339         2,188
Loans                                                                               33,674        37,616
Less allowance for loan losses                                                         937         1,049
                                                                                  --------      --------
Net loans                                                                           32,737        36,567
Premises and equipment, net                                                            548           628
Interest receivable and other assets                                                   772           208
Assets held for sale (See Note C)                                                   32,095        34,222
                                                                                  --------      --------
Total assets                                                                      $ 76,813      $ 78,378
                                                                                  ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                                      $  8,530      $  2,621
Interest-bearing deposits                                                           33,030        37,536
                                                                                  --------      --------
Total deposits                                                                      41,560        40,157
Borrowings                                                                               -           800
Interest payable and other liabilities                                                 518           603
Liabilities held for sale (See note C)                                              28,982        31,179
                                                                                  --------      --------
Total liabilities                                                                   71,060        72,739
Common stock subject to redemption (25,454 shares)                                     141           141
Stockholders' equity:
Preferred stock - stated value $12; authorized 1,000,000 shares, 20,834 shares
  issued and outstanding at June 30, 2003 and December 31, 2002                        250           250
Common stock - stated value $5; authorized 9,000,000 shares, 1,184,843 shares
  issued and outstanding at June 30, 2003 and December 31, 2002                      5,797         5,797
Additional paid-in capital                                                           6,195         6,195
Accumulated deficit                                                                 (6,679)       (6,797)
Accumulated other comprehensive income                                                  49            53
                                                                                  --------      --------
Total stockholders' equity                                                           5,612         5,498
                                                                                  --------      --------
Total liabilities and stockholders' equity                                        $ 76,813      $ 78,378
                                                                                  ========      ========



See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED               THREE MONTHS ENDED
                                                        --------------------------      --------------------------
                                                         JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
($ in thousands, except per share data)                    2003            2002            2003            2002
                                                        ----------     -----------      ----------     -----------

INTEREST INCOME
Interest and fees on loans                              $    1,309     $     1,491      $      643     $       756
Interest on securities                                          16              43               7              21
Interest on federal funds sold                                  10              10               8               7
                                                        ----------     -----------      ----------     -----------
Total interest income                                        1,335           1,544             658             784

INTEREST EXPENSE
Interest expense on deposits                                   509             599             242             292
                                                        ----------     -----------      ----------     -----------
Net interest income                                            826             945             416             492
Provision for loan losses                                       53              45              23              45
                                                        ----------     -----------      ----------     -----------
Net interest income after provision for loan losses            773             900             393             447

NONINTEREST INCOME
Service charges on deposits                                    155              63              94              36
Gain on sale of loans                                          145              31              72              16
Other service charges and fees                                  18              17               9              10
Other                                                           23               4              14               2
                                                        ----------     -----------      ----------     -----------
Total noninterest income                                       341             115             189              64

NONINTEREST EXPENSE
Salaries and employee benefits                                 535             559             259             285
Occupancy and equipment                                        203             243              74             126
Professional fees                                               95              74              50              22
Data processing fee                                             92              82              50              43
Other                                                          123             144              73             100
                                                        ----------     -----------      ----------     -----------
Total noninterest expense                                    1,048           1,102             506             576
                                                        ----------     -----------      ----------     -----------
Net income (loss) from continuing operations                    66             (87)             76             (65)
Net income from discontinued operations (Note C)                52             171               7              83
                                                        ----------     -----------      ----------     -----------
Net income                                              $      118     $        84      $       83     $        18
                                                        ==========     ===========      ==========     ===========

Average common shares outstanding                        1,184,843       1,159,389       1,184,843       1,159,389
NET (LOSS) INCOME PER COMMON SHARE:
    Basic and fully diluted
    Continuing operations                               $     0.06     $     (0.08)     $     0.06     $     (0.05)
    Discontinued operations                                   0.04            0.15            0.01            0.07
                                                        ----------     -----------      ----------     -----------
    Net income per common share                         $     0.10     $      0.07      $     0.07     $      0.02
                                                        ==========     ===========      ==========     ===========


See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                 CONSOLIDATED STATEMENTS IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                       Accumulated        Total
                                                                         Additional                       Other       Shareholders'
($ in thousands)                                  Preferred   Common      Paid-In      Accumulated    Comprehensive       Equity
                                                  ---------   ------     ----------    -----------   --------------   -------------

BALANCE AT JANUARY 1, 2003                        $    250    $ 5,797    $  6,195      $   (6,797)    $         53    $      5,498
Comprehensive income:
  Net income                                                                                  118                              118
  Change in unrealized gain on available-for-
    sale-securities                                                                                             (4)             (4)
                                                                                                                      ------------
Total comprehensive income                                                                                                     114
                                                  --------    -------    --------      ----------     ------------    ------------
BALANCE AT JUNE 30, 2003                          $    250    $ 5,797    $  6,195      $   (6,679)    $         49    $      5,612
                                                  ========    =======    ========      ==========     ============    ============


See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                 ---------------------
($ in thousands)                                                                                 JUNE 30,     JUNE 30,
                                                                                                   2003         2002
                                                                                                 --------     --------
OPERATING ACTIVITIES
  Net income                                                                                     $   118      $    84
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                     80           85
    Provision for loan losses                                                                         53           30
    (Accretion) amortization of securities                                                            (4)         (32)
    Decrease (increase) in loans held for sale                                                       849        1,048
    Increase in interest receivable and other assets                                                (564)        (243)
    Decrease in interest payable and other liabilities                                               (85)           2
                                                                                                 -------      -------
Net cash provided by operating activities                                                            447          974

INVESTING ACTIVITIES
 Disposals (Purchases) of available-for-sale securities                                               15       (1,110)
  Sale of Federal Home Loan Bank stock                                                                 1           16
  Net decrease (increase) in loans                                                                 3,777       (2,050)
  Change in net assets of discontinued operations held for sale                                      (70)         (32)
                                                                                                 -------      -------
Net cash provided by (used in) investing activities                                                3,723       (3,176)

FINANCING ACTIVITIES
  Decrease in borrowings                                                                            (800)           -
  Net (decrease) increase in deposits                                                              1,403        3,163
  Sale of preferred stock                                                                              -          250
  Cost of common stock offering                                                                        -          (55)
                                                                                                 -------      -------
Net cash provided by financing activities                                                            603        3,358
                                                                                                 -------      -------
Net increase cash and cash equivalents                                                             4,773        1,156
Cash and cash equivalents, beginning of period                                                     3,476        3,039
                                                                                                 -------      -------
Cash and cash equivalents, end of period                                                         $ 8,249      $ 4,195
                                                                                                 =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
  Interest                                                                                       $   541      $   607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MICHIGAN COMMUNITY BANCORP LIMITED

SIX MONTHS ENDED JUNE 30, 2003


NOTE A - BASIS OF PRESENTATION

    The financial statements of Michigan Community Bancorp Limited (the "Corporation") include the consolidation of its wholly-owned subsidiaries, Lakeside Community Bank and North Oakland Community Bank (collectively, the "Banks").

    The unaudited financial statements as noted in the table of contents are for interim periods, and do not include all disclosures normally provided with annual financial statements. The interim statements should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

    In the opinion of management, the interim statements referred to above contain all adjustments (consisting only of normal recurring items and the discontinued operations described in Note C) necessary for a fair presentation of the consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE B - EARNINGS PER SHARE

     Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 1,184,843 for the six month period ended June 30, 2003 and 1,159,839 for the six month period ended June 30, 2002.

NOTE C - DISCONTINUED OPERATIONS

    During the first quarter of 2003 the Board of Directors authorized the sale of North Oakland Community Bank. This decision was the result of North Oakland's past operating performance and the need to improve Lakeside Bank's capital position. A definitive agreement to purchase substantially all of the assets and liabilities of North Oakland has been entered into, subject to regulatory approval. As a result, the assets and liabilities North Oakland Community Bank are presented as held-for-sale on the accompanying consolidated balance sheets and its operations are reported as discontinued on the accompanying consolidated statements of operations, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144.

    Major components of assets and liabilities held for sale (in thousands) as of June 30, 2003 and December 31, 2002 are as follows:

                                                           2003        2002
                                                           ----        ----
                  ASSETS
                  Investments                           $  7,930     $  4,026
                  Loans, net                              23,612       28,023
                  Other                                      553          781


                  LIABILITIES
                  Deposits                               28,835      30,991
                  Other                                     147         188

    Summarized results of operations for the six months ended June 30, 2003 and 2002 are as follows:


                                                          2003        2002
                                                          ----        ----
                  Interest and fee income                $ 1,001     $ 1,228
                  Interest expense                           362         455
                                                         -------     -------
                           Net interest margin           $   639     $   773
                           Provision for loan losses     $    53          51
                           Other income                       49          36
                           Operating expenses                583         587
                                    Net income                52         171


    As of June 30, 2003 North Oakland's total risk-based capital ratio was 13.26%. Tier one risk-based capital was 11.99% and leverage ratio was 9.28%. At June 30, 2003 North Oakland was considered well-capitalized by the FDIC.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

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

    In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", which is effective for years ending after December 15, 2002. This Statement amends FASB SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounts for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Implementation of SFAS No. 148 will not have an impact on the Corporation's financial position or results of operations.


    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this standard did not have an affect on the Corporation's financial position or results of operations.

     In April 2003 the FASB issued SFAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. It is not expected that the provisions of Statement No. 149 will have a material impact on the financial position or results of operations of the Corporation.

     In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. It is not expected that the provisions of Statement No. 150 will have a material impact on the financial position of the Corporation.

NOTE E - RECLASSIFICATION

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



CRITICAL ACCOUNTING POLICIES

     The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements for the year ended December 31, 2002. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy. The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policy and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see information on the provision for loan losses and allowance for loan losses under assets.

     The following discussion compares the financial condition of the Corporation and Lakeside (continuing operations) at June 30, 2003 and December 31, 2002, and the results of operations for the six month periods ended June 30, 2003 and 2002. North Oakland's assets and liabilities are classified as held for sale (Refer to Note C). This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. These forward-looking statements are not guarantees of future performance and involve substantial risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Corporation's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Corporation may be found under the caption "Risk Factors That May Affect Future Results" in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

FINANCIAL CONDITION

CONTINUING OPERATIONS

ASSETS

     The Corporation's total assets have decreased by $1.6 million, to $76.8 million at June 30, 2003, compared with $78.4 million at December 31, 2002.

     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $4.7 million to $8.2 million at June 30, 2003 from $3.5 million at December 31, 2002. The increase was primarily the result of the increase in federal funds sold and cash and due from banks offset by a decrease in interest bearing deposits as of June 30, 2003.

     The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated.
Available-for-sale securities are shown on the balance sheet at estimated fair value.





                                                                         JUNE 30, 2003
                                                    ----------------------------------------------------
($ in thousands)                                                     GROSS           GROSS
                                                    AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                                      COST           GAINS           LOSSES        VALUE
                                                    ---------      ----------      ----------      -----
U. S. Treasury securities and obligations of
  U. S. Government corporations and agencies         $  715          $  4            $    -        $ 719
Corporate Bonds                                         259             3                 -          262
                                                     ------          ----            ------        -----
Total                                                $  974          $  7            $    -        $ 981
                                                     ======          ====            ======        =====


                                                                       DECEMBER 31, 2002
                                                    -----------------------------------------------------
($ in thousands)                                                     GROSS           GROSS
                                                    AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                                      COST           GAINS           LOSSES        VALUE
                                                    ---------      ----------      ----------      -----
U. S. Treasury securities and obligations of
  U. S. Government corporations and agencies         $  727          $   3           $    -        $ 730
Corporate Bonds                                         264              2                -          266
                                                     ------          -----           ------        -----
Total                                                $  991          $   5           $    -        $ 996
                                                     ======          =====           ======        =====



The amortized cost and estimated market of available-for-sale securities at June 30, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


($ in thousands)                                        AMORTIZED        FAIR
                                                          COST          VALUE
                                                        ---------       -----

Due in one year or less                                   $974          $ 981
Due after one year through five years                        -              -
                                                          ----          -----
Total                                                     $974          $ 981
                                                          ====          =====


     Investment securities with an amortized cost and market value of $.9 million were pledged to secure the right to participate in the overnight federal funds market at Bank One.

     At June 30, 2003, Lakeside had $1.3 million classified as loans held for sale, compared to $2.2 million at December 31, 2002. These loans represent mortgage loans in process of being sold to various investor banks. The fair value of the loans held for sale is based on commitments on hand from investors or prevailing market prices. The loans held for sale are subject to interest rate risk. If rates increase before the loans are sold a loss may be recognized.

     At June, 2003 and December 31, 2002, respectively, the Corporation had $33.6 million and $37.6 million in loans. The following table shows the breakdown into the various loan products as of June 30, 2003 and December 31, 2002.

($ in thousands)                                  JUNE 30,      DECEMBER 31,
                                                   2003            2002
                                                  --------      ------------
Mortgage loans on real estate:
Residential 1-4 family                            $ 3,143          $ 6,356
Commercial                                         15,109           11,490
Construction                                        2,140            3,235
Equity lines of credit                              1,791              270
                                                  -------          -------
    Total mortgage loans                           22,183           21,351

Commercial loans                                    9,717           14,022
Consumer installment loans                          1,774            2,243
                                                  -------          -------
    Total loans                                    33,674           37,616

Less allowance for loan losses                        937            1,049
                                                  -------          -------
Net loans                                         $32,737          $36,567
                                                  -------          -------



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

     At June 30, 2003 the allowance for loan losses was $937,000 compared to $1.0 million at December 31, 2002. Allowance for loan losses as a percentage of total loans was 2.8% at June 30, 2003 and December 31, 2002. Net charge offs for the six months ended June 30, 2003 and 2002 were $165,000 and $26,000, respectively. Based on the analysis of the June 30, 2003 loan portfolio, management believes the loan loss provision for the six months ended June 30, 2003 is adequate. The following table shows an analysis of the allowance for loan losses.

                                            SIX MONTHS ENDED                  THREE MONTHS ENDED
                                       --------------------------         -------------------------
                                       JUNE 30,          JUNE 30,         JUNE 30,         JUNE 30,
($ in thousands)                         2003              2002             2003             2002
                                       -------            -----            -----            -----

Balance beginning of period            $ 1,049            $ 537            $ 936            $ 527
Provision for loan losses                   53               30               23               30
Charge-offs                               (199)             (26)             (27)             (17)
Recoveries                                  34                -                5                1
                                       -------            -----            -----            -----
Net charge-offs                           (165)             (26)             (22)             (16)
                                       -------            -----            -----            -----
Balance end of period                  $   937            $ 541            $ 937            $ 541
                                       =======            =====            =====            =====

Allowance as a percentage of:
  Loans                                   2.78%            2.11%               -                -
  Net charge-offs                        17.61%            4.81%            2.35%            2.96%


     Nonperforming assets consist of impaired loans on nonaccrual status, loans past due 90 days or more and other repossessed assets. A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.

     As of June 30, 2003, there was one commercial loan totaling $32,000 classified as nonaccrual. At June 30, 2003 and December 31, 2002 there was one mortgage loan totaling $209,000 in a nonaccrual status. Management actively manages the loan portfolio, seeking to identify and resolve problem assets at an early stage.

     If the nonaccrual loans discussed above had been paying in accordance with contractual term, an additional $7,500 would have been recorded in interest income during the six month period ended June 30, 2003. To management's knowledge, there are no additional loans which cause management to have doubts about the ability of such borrowers to comply with the contractual loan terms or which may have a material affect on the Corporation's balance sheet or results of operations.



NONPERFORMING ASSETS
($ in thousands)                                        JUNE 30,    DECEMBER 31,
                                                          2003          2002
                                                        --------    ------------
NONACCRUAL LOANS
Commercial loans                                        $   32        $    -
Mortgage loan                                              209           209
                                                        ------          ----
Total nonaccrual loans                                     241           209
                                                        ------          ----

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
Commercial loans                                           285             -
Commercial mortgages                                         -           455
                                                        ------          ----
Total accruing loans past due 90 days or more              285           455
                                                        ------          ----
Total nonperforming loans                                  526           664
                                                        ------          ----

REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Residential real estate owned                              535             -
                                                        ------          ----
Total nonperforming assets                              $1,061          $664
                                                        ======          ====


     The Bank's policies regarding nonaccrual loans reflect the importance of identifying troubled loans early. Consumer loans are normally charged off no later than 120 days past due, or earlier if deemed uncollectible. Loans other than consumer are generally placed on nonaccrual status when management determines that principal or interest may not be fully collectible, unless it is fully collateralized and in the process of collection. Interest previously accrued but not collected on nonaccrual loans is charged against current income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable.

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

LIABILITIES

     During the six months ended June 30, 2003, total deposits increased by $1.4 million, to $41.6 million compared to $40.2 million at December 31, 2002. The increase occurred in NOW accounts in the amount of $.7 million, in savings and money markets in the amount of $2.4 million, and in demand deposits in the amount of $5.9 million offset by a decrease in certificates in the amount of $7.5 million. The following table shows the breakdown into the various deposits products as of June 30, 2003 and December 31, 2002.


($ in thousands)                                   JUNE 30,       DECEMBER 31,
                                                     2003             2002
                                                   -------        ------------

NOW accounts                                       $ 1,832          $ 1,113
Money market deposits                                9,937            7,656
Savings deposits                                       612              549
Certificates of deposit under $100,000              15,320           18,206
Certificates of deposit $100,000 and over            5,329           10,012
                                                   -------          -------
Total interest bearing deposits                     33,030           37,536
Demand deposits                                      8,530            2,621
                                                   -------          -------
    Total deposits                                 $41,560          $40,157
                                                   -------          -------


CAPITAL

     The Corporation was originally capitalized through an initial public offering of common stock in December 1998. The Corporation does not contemplate the need to raise additional capital during the next twelve months. Management believes, based on the expected proceeds from the proposed sale of North Oakland Community Bank (See "Part II - Item 5, Other Information"), that its current capital and liquidity will provide the Corporation with adequate capital to support expected level of deposit and loan growth and to otherwise meet cash and capital requirements.

     Following are selected capital ratios for the Corporation as of the dates indicated, along with the minimum regulatory requirement for each item. To be considered "well-capitalized" by the FDIC, the Corporation must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, leverage ratio of at least 5% and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of June 30, 2003, Lakeside Community Bank's total risk-based capital ratio was 9.6%, Tier 1 risk-based capital ratio was 8.3% and leverage capital ratio was 6.9%. At June 30, 2003 the Bank was considered to be "adequately-capitalized" by the FDIC. The following table represents a consolidated capital calculation for the Corporation.

                                                                       To be adequately        To be well
                                                       Actual            Capitalized          Capitalized
                                                 -----------------    -----------------     ----------------
($ in thousands)                                 Amount      Ratio     Amount     Ratio      Amount    Ratio
                                                 ------      -----     ------     -----      ------    -----

Total capital to risk weighted assets           $ 3,409       9.6%    $ 2,839       8.0%    $ 3,548    10.00%
Tier I capital to risk weighted assets            2,959       8.3       1,419       4.0       2,129     6.00
Tier I capital to average assets (leverage)       2,959       6.9       1,710       4.0       2,138     5.00


LIQUIDITY

     Liquidity management involves the ability to meet the cash flow requirements of the Bank's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. The Corporation's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits, federal funds sold, and the issuance of common stock. An additional source of liquidity, as the need arises, is out-of-market or Internet certificates of deposits. The out-of-market and Internet certificates of deposits usually require a higher interest rate and are a more volatile source of liquidity. As of June 30, 2003 the Bank had $3.6 million in out-of-market certificates of deposits compared to $4.9 million at December 31, 2002. Management is working to minimize the use of out-of-market certificates of deposits in 2003. The Bank had borrowing capability of approximately $850,000 on an unused line of credit with Bank One at June 30, 2003.

     The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to match the maturities of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution's potential sources and uses of funds. The major sources of liquidity have been deposits, federal funds sold, and loans, which mature within one year. Our larger deposit balances, which might be more likely to fluctuate in response to rate changes, are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. Management of the Corporation considers liquidity adequate to meet its future commitments.

ASSET/LIABILITY MANAGEMENT

     The Bank's Asset Liability Management Committee ("ALCO"), which meets at least quarterly, is responsible for reviewing the interest rate sensitivity position of the Bank and establishing policies to monitor and limit exposure to interest rate risk.

     The following table shows the maturity and repricing distribution of the Bank's interest earning assets and interest bearing liabilities as of June 30, 2003. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. Loans are presented gross of the allowance but net of nonaccruing loans, while securities are shown at amortized cost. Assumptions incorporated into this time table include estimates of partial redemptions on NOW, Money Market and savings accounts.



                                                       AFTER THREE     AFTER ONE
($ in thousands)                            WITHIN     MONTHS BUT       YEAR BUT      AFTER
                                            THREE      WITHIN ONE     WITHIN FIVE     FIVE
INTEREST EARNING ASSETS                     MONTHS        YEAR           YEARS        YEARS        TOTAL
                                           -------      -------         -----        ------       -------


  Federal funds sold                       $ 2,950      $      -        $    -       $     -      $ 2,950
  Securities, at amortized cost                  -           984             -                        984
  Federal Home Loan Bank stock                  92             -                                       92
  Portfolio loans and loans held for sale   21,791         3,162         9,135           925       35,013
  Federal Home Loan Bank Money Mkt              44                                                     44
                                           -------      --------        ------       -------      -------
Total                                      $24,877      $  4,146        $9,135       $   925      $39,083
                                           -------      --------        ------       -------      -------

INTEREST BEARING LIABILITIES


NOW and money market accounts              $11,769      $      -        $    -       $     -      $11,769
Savings deposits                               612                                                    612
Time deposits less than $100,000             3,690         8,833         2,797                     15,320
Time deposits of $100,000 or more            1,244         3,887           198                      5,329
                                           -------      --------        ------       -------      -------
Total                                      $17,315      $ 12,720        $2,995       $     -      $33,030
                                           -------      --------        ------       -------      -------


Rate sensitivity gap                       $ 7,562      $ (8,574)       $6,140       $   925      $ 6,053
                                           -------      --------        ------       -------      -------
Cumulative rate sensitivity gap            $ 7,562      $ (1,012)       $5,128       $ 6,053
                                           =======      ========        ======       =======      =======


Rate sensitivity gap ratio                    30.5%       -206.8%         67.2%       100.0%
                                           -------      --------        ------       -------
Cumulative rate sensitivity gap                             -3.5%         13.4%        15.5%
                                                        ========        ======       =======



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

     At June 30, 2003, the Corporation is considered "asset sensitive" in the time interval of the first three months, according to the preceding table. In a downward rate environment, the Corporation might not be able to decrease prices on interest bearing liabilities as quickly as decreases on rates on interest earning assets. The Corporation is considered to be somewhat evenly matched at the one year accumulated gap position.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTH PERIOD ENDED JUNE 30, 2003 TO SIX MONTH PERIOD ENDED JUNE 30, 2002:

     The Corporation reported a net income for continuing operations of $66,000 for the six months ended June 30, 2003 compared to a net loss of $87,000 for the six months ended June 30, 2002, representing an improvement in year to date comparisons.

     Net interest income decreased by 12.6% to $826,000 for the six months ended June 30, 2003 compared to $945,000 for the same period ended June 30, 2002. The net interest margin decreased to 4.09% for the six months ended June 30, 2003, compared to 4.38% for the six months ended June 30, 2002. The rate earned on interest earning assets decreased by .55% for the six months ended June 30, 2002 to 6.61% for the six months ended June 30, 2003. The rate paid on interest bearing liabilities decreased by .32% for the six months ended June 30, 2002 to 2.92% at June 30, 2003. The decreases in both interest rates earned and interest rates paid are primarily the result of the decreases in rates enacted by the Federal Reserve throughout the year 2002 and 2003. Emphasis on balance sheet management should enable the Corporation to keep net interest income stable.

     The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning assets and interest bearing liabilities, and the net interest margin, for the six month periods ended June 30, 2003 and 2002. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Home Loan Bank equity holdings are included in securities for the purposes of this analysis.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates

                                                                             Six months ended June 30,
                                                                       2003                                2002
                                                          ------------------------------      ------------------------------
($ in thousands)                                          Average                Average      Average                Average
                                                          Balance     Interest     Rate       Balance    Interest     Rate
                                                          -------     --------   -------      -------    --------    -------

Assets
Interest bearing balances with banks                     $    320     $      1     0.63%     $  1,162     $    -      0.00%
Federal funds sold                                          1,513           10     1.32%           33         10     60.61%
Securities                                                  1,358           15     2.21%        1,894         43      4.54%
Loans, including fees                                      37,201        1,309     7.04%       40,049      1,491      7.45%
                                                         --------     --------     ----       -------     ------
  Total earning assets/interest income                     40,392        1,335     6.61%       43,138      1,544      7.16%
Cash and due from banks                                     2,802                               2,538
Allowance for loan losses                                    (900)                               (536)
Other assets                                                1,124                               1,148
                                                         --------                            --------
  Total assets                                           $ 43,418                            $ 46,288
                                                         ========                            ========

Liabilities and Equity
Interest bearing demand and money markets                $ 10,867     $     85     1.56%      $10,803     $   78      1.44%
Savings accounts                                              652            3     0.92%          672          4      1.19%
Time deposits less than $100,000                           16,252          322     3.96%       16,545        378      4.57%
Time deposits $100,000 and over                             7,071           98     2.77%        8,962        139      3.10%
                                                                      --------                            ------
  Total interest bearing liabilities interest expense      34,842          508     2.92%       36,982        599      3.24%
                                                                      --------                            ------

Noninterest bearing demand deposits                         5,341                               5,059
Other liabilities                                             222                                 143
Shareholders' equity                                        3,013                               4,104
                                                         --------                            --------
  Total liabilities and shareholders' equity             $ 43,418                            $ 46,288
                                                         ========                            ========
Net interest income                                                   $    826                            $  945
                                                                      ========                            ======
Net interest spread                                                                3.69%                              3.92%
                                                                                   ====                               ====
Net interest margin                                                                4.09%                              4.38%
                                                                                   ----                               ----



     The provision for loan losses for the six months ended June 30, 2003 and 2002 was $53,000 and $45,000, respectively.

     Noninterest income was $341,000 for the six months ended June 30, 2003 compared to $115,000 for the same period in 2002. The increase was a result of service charges imposed on a newly introduced deposit product and gains on the sale of mortgage loans held for sale.

     Noninterest expense for the first six months of 2003 decreased by $54,000 as compared to the same period in 2002. The largest component of noninterest expense was compensation and benefits, which totaled $535,000 and $559,000 for the six months ended June 30, 2003 and 2002, respectively. Occupancy and equipment expense totaled $203,000 and $243,000 for the six months ended June 30, 2003 and 2002, respectively. Changes in these areas were the result of reducing staff count and the disposal of a fixed asset. Currently, North Oakland Community Bank reimburses Lakeside Community Bank for certain administrative services provided by Lakeside Community Bank personnel. After the sale of North Oakland Community Bank is completed, Lakeside Community Bank will offset the reimbursement through the anticipated reduction in staff as well as increases in commercial loan fee and residential mortgage fee income as Lakeside Management can devote additional time to revenue generation. The other components of noninterest expense were consistent between the periods. Management continues to review personnel needs and other expenses in order to reduce such costs to increase profitability at the current operating level.

COMPARISON OF THREE MONTH PERIOD ENDED JUNE 30, 2003 TO THREE MONTH PERIOD ENDED JUNE 30, 2002:

     The Corporation reported a net income for continuing operations of $76,000 for the three months ended June 30, 2003, compared to a net loss of $65,000 for the three months ended June 30, 2002, representing an increase of 185% in quarter-to-quarter comparisons.

     Net interest income decreased by 15.4% to $416,000 for the three months ended June 30, 2003, compared to $492,000 for the three months ended June 30, 20002, primarily due to pressure arising from decreases in the prime lending rate during 2002 and 2003. Continued emphasis on balance sheet management should enable the Corporation to keep net interest income stable.

     The provision for possible loan losses for the three months ended June 30, 2003 and 2002 was $23,000 and $45,000, respectively.

     Non-interest income was $189,000 for the three months ended June 30, 2003 compared to $64,000 for the same period in 2002. The largest component of non-interest income in 2003 is deposit account service charges, which comprised 49.7% of the three month total followed by gain on sale of loans that comprised 38.1% of the three month total, respectively.

     Non-interest expense for the three months ended June 30, 2003 decreased by $70,000 or 12.2%. The largest component of non-interest expense was compensation and benefits which totaled $259,000 and $285,000 for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 9.1%. The largest component making up the decrease in non-interest expense is the occupancy and equipment category. The category decreased by 41.3% to $74,000 in the three months ended June 30, 2003 from $126,000 for the same period of 2002. The primary item that contributed to the decrease was the disposal of a fixed asset.

ITEM 3.  CONTROLS AND PROCEDURES

     In response to recent legislation, the Orders of the FDIC and OFIS referenced and defined in Part II, Item 5 below, and additional requirements, management has reviewed the Corporation's internal control structure and disclosure controls and procedures. As a result of such review, enhancements to formalize and document procedures in place will be implemented prior to the end of 2003. As required, the effectiveness of our internal control structure and financial reporting disclosure controls is evaluated quarterly. Based on their evaluation as of the end of the period covered by this report, J. William Sumner, Chief Executive Officer and Frank D. Blowers, Principal Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) are effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period this Form 10-QSB was being prepared.

     No changes were made to the internal control over financial reporting that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, registrant's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Corporation is involved in routine litigation incidental to its business. The Corporation is defending its interest and is contesting such claims against it. Management believes the ultimate disposition of these matters will not have a material adverse effect on the financial statements.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OR SECURITY HOLDERS

      The Annual Meeting of the Shareholders of the Corporation was held on June 9, 2003 in Sterling Heights, Michigan for the purpose of electing three directors for three year terms expiring in 2006 and upon the election and qualification of their successors and for the purpose of ratifying the appointment of Rehmann Robson as the Corporation's independent public accountants for the 2003 fiscal year.

     The result of the voting were as follows:

                 Name of Director            Votes for          Votes withheld
                 ----------------            ---------          --------------

                 Gary Davison                747,455                  0
                 Philip T. Hernandez         747,545                  0
                 J. William Sumner           746,545                  0


     The names of the other directors and their remaining terms are as follows:

                                Name of Director                    Term
                                ----------------                    ----

                                Frank D. Blowers                    2005
                                Joseph S. Lentine                   2004
                                Frederick Maibauer, M.D.            2004
                                Robert R. Peleman, M.D.             2005
                                Russell M. Shelton                  2005
                                Jeff Tamaroff                       2004

     The following are the results with respect to the ratification of Rehmann Robson to serve as independent public accountants for the 2003 fiscal year:

                   For                           Against                  Abstain
                   ---                           -------                  -------

                   749,455                       1,300                    9,090


ITEM 5.  OTHER INFORMATION

     On July 9, 2003, the Corporation, North Oakland and Community Central Bank ("CCB"), a wholly-owned subsidiary of Community Central Bank Corporation, signed a definitive agreement pursuant to which CCB agreed to purchase and assume substantially all of the assets and liabilities of North Oakland. Among other things, the agreement provides that CCB shall pay North Oakland the value of the acquired assets less the amount of the assumed liabilities plus a premium on the amount of the core deposit liabilities to be assumed. Although the amount of the premium will be determined based on the amount of the assumed core deposits at North Oakland at the time of consummation, the Corporation currently expects a premium on core deposits. The consummation of the transaction is subject to a number of conditions including receiving applicable regulatory approvals. It is anticipated that the transaction should be consummated by year-end. There is no assurance, however, as to when the transaction will be consummated or that the transaction will be consummated.

     Lakeside and North Oakland have each entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with representatives of the Federal Deposit Insurance Corporation (the "FDIC") and the Office of Financial and Insurance Services for the State of Michigan ("OFIS"). Without admitting or denying the charges of unsafe or unsound banking practices and violations of law, rule or regulation, both Lakeside and North Oakland have consented to the issuance of an order effective August 2003, to Cease and Desist (the "Order" or "Orders") by the FDIC and OFIS. The effective date of each Order shall be ten calendar days after issuance by the FDIC and OFIS. The provisions of each of the Orders shall remain effective except to the extent that, and until such time as, any provision has been modified, terminated, suspended or set aside by the FDIC and OFIS.

     The Orders are included as exhibits 99.1 and 99.2 to this Form 10-QSB, and the following summary of the Orders is subject to the complete terms of the Orders. Among other requirements, Lakeside and North Oakland must comply with the following:

     (i) Both Lakeside and North Oakland must attain a Tier 1 capital ratio (Tier 1 capital to total assets) of not less than 8.0% and a risk-based capital ratio (risk-based capital as a percentage of total assets) of not less than 10.0%.

     (ii) Both Lakeside and North Oakland are required to have and maintain qualified management. During the effectiveness of the Orders, Lakeside and North Oakland are required to notify the FDIC and OFIS in writing of any changes to any of their respective directors or senior executive officers.

     (iii) Both Lakeside and North Oakland must retain a bank consultant acceptable to the FDIC and OFIS who shall develop a written analysis and assessment of their respective management and staffing needs for the purpose of providing qualified management.

     (iv) Neither Lakeside nor Oakland may extend additional credit to any borrower who has a loan or other credit that has been charged-off or classified as "loss," so long as such credit remains uncollected. With certain exceptions, both Lakeside and North Oakland are restricted from extending additional credit to any borrower with a loan or other credit that has been classified as "substandard" or is listed for special mention and is uncollected.

     (v) Both Lakeside and North Oakland must eliminate from their respective books, by charge-off or collection, all assets or portions of assets classified as "loss" as of January 27, 2003 that have not been previously collected or charged off. Within fifteen days from the effective date, Lakeside is required to replenish its allowance for loan losses in an amount equal to those loans required to be charged off by the Order.

     The above described actions were completed by management during the first quarter 2003.

     (vi) Within thirty days from the effective date, both Lakeside and North Oakland are required to make additional provisions for loan and lease losses which reflect the potential for further losses in the remaining loans or leases classified as "substandard" and all other loans and leases in their respective portfolios. As applicable, reports filed with the FDIC subsequent to January 27, 2003 but prior to the effective date, must be amended and refiled to reflect provisions for loan and lease losses and an allowance for loan and lease losses which is adequate. In all future Reports of Condition and Income, the Boards must determine the adequacy and accuracy of the Banks' allowance for loan and lease losses. In making their determinations, the respective Boards must consider the Interagency Policy Statement and any analysis of the allowance for loan and lease losses provided by the FDIC and OFIS.

     The additional provisions required under (vi) were made during the first quarter and all applicable reports were amended.

     (vii) Within sixty days from the effective date, both Lakeside and North Oakland are to formulate a written plan to reduce the Banks' risk position in each asset in excess of $100,000 which is classified "substandard" in the January 27, 2003 Report of Examination.

     (viii) Within ninety days from the effective date and annually thereafter, the respective boards of directors of Lakeside and North Oakland must review their respective loan policies and procedures for adequacy and, based upon the review, make appropriate revisions thereto.

     (ix) Both Lakeside and North Oakland are required to formulate and submit to the FDIC and OFIS a written plan to reduce concentrations of credit. Such plan must prohibit any additional advances that would increase the concentrations or create new concentrations.

     (x) Both Lakeside and North Oakland are required to adopt and implement a written plan for the reduction and collection of delinquent loans.

     (xi) Both Lakeside and North Oakland are required to develop and submit to the FDIC and OFIS a written plan addressing their respective liquidity, the relationship of volatile liabilities to temporary investments and the dependence on non-core funding. Annually thereafter, Lakeside and North Oakland are required to review the plan for adequacy and make appropriate revisions necessary to meet their respective liquidity needs.

     (xii) Both Lakeside and North Oakland are required to formulate and adopt a comprehensive strategic plan which will be submitted to the FDIC and OFIS.

     (xiii) As of the effective date, neither Lakeside nor North Oakland shall make any payment, including dividend payments, or enter into any contract with the Corporation or any other affiliate without the prior written consent of the FDIC and OFIS.

     (xiv) Both Lakeside and North Oakland are required to formulate and submit to the FDIC and OFIS a comprehensive written audit program which shall provide, among things, that an internal auditor make written quarterly reports of audit findings direct to each bank's board of directors.

     (xv) Both Lakeside and North Oakland are required to formulate and submit to the FDIC and OFIS a written profit plan and a comprehensive budget for the calendar years 2003 and 2004. Within thirty days from the end of each calendar quarter, each bank's board of directors must evaluate actual performance in relation to the plan and budget.

     (xvi) Both Lakeside and North Oakland are required to monitor the Banks' compliance with the order and provide quarterly progress reports to the FDIC and OFIS regarding their respective actions to comply with the Orders.

     The Corporation believes that the proposed sale of North Oakland, discussed above, will eliminate the concerns of the FDIC and OFIS with respect to North Oakland. In addition, such sale would ameliorate and assist Lakeside in complying with certain of the requirements of the Order. In addition to previous steps taken to comply with regulatory concerns, the Corporation is taking steps to bring it into compliance with the Orders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         31.1  Certification of Chief Executive Officer

         31.2  Certification of Principal Financial Officer

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.1 Federal Deposit Insurance Corporation and State of Michigan Office of Financial and Insurance Services Order to Cease and Desist and Stipulation and Consent to the Issuance of an Order to Cease and Desist - Lakeside Community Bank.

         99.2 Federal Deposit Insurance Corporation and State of Michigan Office of Financial and Insurance Services Order to Cease and Desist and Stipulation and Consent to the Issuance of an Order to Cease and Desist - North Oakland Community Bank.

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly organized.



August 13, 2003                    Michigan Community Bancorp Limited

                                        By:  /s/ J. William Sumner
                                        --------------------------
                                        J. William Sumner
                                        Chief Executive Officer

                                        By: /s/ Frank D. Blowers
                                        ------------------------
                                        Frank D. Blowers
                                        President and Chief Operating Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER    DESCRIPTION

31.1              Certification of Chief Executive Officer
31.2              Certification of Principal Financial Officer
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1              Federal Deposit Insurance Corporation and State of
                  Michigan Office of Financial and Insurance Services
                  Order to Cease and Desist and Stipulation and Consent to the Issuance of an Order to Cease and Desist -
                  Lakeside Community Bank.
99.2 Federal Deposit Insurance Corporation and State of Michigan Officer of Financial and Insurance Services Order to Cease and Desist and Stipulation and Consent to the Issuance of an order to Cease and Desist - North Oakland Community Bank.