Form 10QSB
period 2003-09-30
MICHIGAN COMMUNITY BANCORP LTD
filed 2003-11-12
CIK 1068901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 12, 2003 the Registrant had 1,247,345 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                              Yes        No   X
                                  -----     -----

                       MICHIGAN COMMUNITY BANCORP LIMITED

                                TABLE OF CONTENTS


Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................

         Consolidated statements of financial condition at September 30, 2003
                  (unaudited) and December 31, 2002......................................................... 3

         Consolidated statements of operations (unaudited) for the three and nine month periods ended September 30, 2003 and 2002................................................. 4

         Consolidated statements of changes in stockholders' equity (unaudited) for the nine month period ended September 30, 2003............................................ 5

         Consolidated statements of cash flows (unaudited) for the nine month periods ended September 30, 2003 and 2002......................................................... 6

             Notes to consolidated financial statements..................................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations............. 9

Item 3.  Controls and Procedures............................................................................19

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................19

Item 2.  Changes in Securities..............................................................................20

Item 4.  Submission of Matters to a Vote of Security Holders................................................20

Item 5.  Other Information..................................................................................20

Item 6.  Exhibits and Reports on Form 8-K ..................................................................21

Signatures..................................................................................................22

                       MICHIGAN COMMUNITY BANCORP LIMITED
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                      SEPTEMBER 30,      DECEMBER 31,
($ in thousands)                                                                           2003              2002
                                                                                      -------------------------------
                                                                                       (Unaudited)
ASSETS
Cash and due from banks                                                                  $ 2,750           $ 2,829
Federal funds sold                                                                         7,050                 -
Interest bearing deposits in bank                                                             44               647
-------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                            9,844             3,476
Available-for-sale securities                                                                970               996
Federal Home Loan Bank stock, at cost                                                         95                93
Loans held for sale                                                                        1,322             2,188
Loans                                                                                     29,869            37,616
Less allowance for loan losses                                                             1,020             1,049
-------------------------------------------------------------------------------------------------------------------
Net loans                                                                                 28,849            36,567
Premises and equipment, net                                                                  511               628
Interest receivable and other assets                                                         942               208
Assets held for sale (See Note C)                                                         27,712            34,222
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                             $70,245           $78,378
===================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                                             $ 7,223           $ 2,621
Interest-bearing deposits                                                                 32,142            37,536
-------------------------------------------------------------------------------------------------------------------
Total deposits                                                                            39,365            40,157
Borrowings                                                                                     -               800
Interest payable and other liabilities                                                       507               603
Liabilities held for sale (See note C)                                                    24,603            31,179
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         64,475            72,739
Common stock subject to redemption (25,454 shares)                                           141               141
Stockholders' equity:
Preferred stock- stated value $12; authorized 1,000,000 shares, 0 and 20,834                   -               250
 shares issued and outstanding at September 30, 2003 and  December 31, 2002, respectively
Common stock - stated value $5; authorized 9,000,000 shares, 1,247,345 and
 1,184,843 shares issued and outstanding at September 30, 2003 and                         6,047             5,797
 December 31, 2002, respectively
Additional paid-in capital                                                                 6,195             6,195
Accumulated deficit                                                                       (6,618)           (6,797)
Accumulated other comprehensive income                                                         5                53
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 5,629             5,498
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $70,245           $78,378
===================================================================================================================


See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                       -----------------------------         ------------------------------
                                                       SEPTEMBER 30     SEPTEMBER 30         SEPTEMBER 30      SEPTEMBER 30
($ in thousands, except per share data)                    2003             2002                 2003              2002
                                                       -----------------------------         ------------------------------
INTEREST INCOME
Interest and fees on loans                              $    1,884       $    2,221           $      575        $      730
Interest on securities                                          24               59                    8                16
Interest on federal funds sold                                  18               15                    8                 5
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                        1,926            2,295                  591               751

INTEREST EXPENSE
Interest expense on deposits                                   724              899                  215               300
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                          1,202            1,396                  376               451
Provision for loan losses                                      128              255                   75               210
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          1,074            1,141                  301               241

NONINTEREST INCOME
Service charges on deposits                                    241              102                   87                39
Gain on sale of loans                                          219               42                   75                11
Other service charges and fees                                  28               25                    9                 8
Other                                                           23                5                    -                 1
---------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                       511              174                  171                59

Noninterest expense
Salaries and employee benefits                                 751              836                  216               277
Occupancy and equipment                                        335              536                  133               293
Professional fees                                               99              209                    4               135
Data processing fee                                            133              115                   41                33
Other                                                          181              428                   58               284
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                    1,499            2,124                  452             1,022
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations                    86             (809)                  20              (722)
Net income from discontinued operations (Note C)                93               32                   41              (139)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $      179       $     (777)          $       61        $     (861)
===========================================================================================================================

Average common shares outstanding                        1,205,677        1,159,389            1,247,345         1,159,389
NET INCOME (LOSS) PER COMMON SHARE:
     Basic and fully diluted
     Continuing operations                              $     0.07       $    (0.70)          $     0.02        $    (0.62)
     Discontinued operations                                  0.08             0.03                 0.03             (0.12)
                                                        ----------       ----------           ----------        ----------
     Net income (loss) per common share                 $     0.15       $    (0.67)                0.05        $    (0.74)
                                                        ==========       ==========           ==========        ==========

See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                 CONSOLIDATED STATEMENTS IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                       Additional                       Accum. Other       Total
                                                Capital Stock           Paid-In      Accumulated       Comprehensive   Shareholders'
($ in thousands)                             Preferred    Common        Capital        Deficit             Income          Equity
                                             ---------   -------       ----------    -----------       -------------   -------------
BALANCE AT JANUARY 1, 2003                     $ 250     $ 5,797        $ 6,195       $ (6,797)             $ 53          $ 5,498
Converted Preferred Stock                       (250)    $   250
Other Comprehensive Income:                                                   -              -                 -                -
     Net income                                                                            179                                179
    Change in unrealized gain on available-
        for-sale-securities                                                                                  (48)             (48)
                                                                                                                          -------
    Comprehensive income                                                                                                      131
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2003                  $   -     $ 6,047        $ 6,195       $ (6,618)             $  5          $ 5,629
                                               =====     =======        =======       ========              ====          =======



See notes to consolidated financial statements.

                       MICHIGAN COMMUNITY BANCORP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                     ----------------------------------
($ in thousands)                                                                     SEPTEMBER 30          SEPTEMBER 30
                                                                                         2003                  2002
                                                                                     -----------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                                                    $   179               $  (777)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                        117                   121
      Provision for loan losses                                                            128                   255
      Accretion of securities                                                              (48)                  (13)
      Decrease in loans held for sale                                                      866                   765
      (Decrease) increase in interest receivable and other assets                         (734)                  175
      (Decrease) increase in interest payable and other liabilities                        (96)                  320
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  412                   846

INVESTING ACTIVITIES
  Disposals (purchases) of available-for-sale securities                                    26                  (579)
  (Purchase) sale of Federal Home Loan Bank stock                                           (2)                   16
  Net decrease (increase) in loans                                                       7,590                (1,056)
  Change in net assets of discontinued operations held for sale                            (66)                   53
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  investing activities                                     7,548                (1,566)

FINANCING ACTIVITIES
  Decrease in borrowings                                                                  (800)                    -
  Net (decrease) increase in deposits                                                     (792)                5,438
  Sale of preferred stock                                                                    -                   250
  Cost of common stock offering                                                              -                   (55)
---------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                     (1,592)                5,633
---------------------------------------------------------------------------------------------------------------------
Net increase cash and cash equivalents                                                   6,368                 4,913
Cash and cash equivalents, beginning of period                                           3,476                 3,039
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $ 9,844               $ 7,952
=====================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for:
  Interest                                                                             $   758               $   916



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MICHIGAN COMMUNITY BANCORP LIMITED

NINE MONTHS ENDED SEPTEMBER 30, 2003


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

NOTE B -- EARNINGS PER SHARE

    Earnings per common share are calculated on the basis of the weighted average number of common shares outstanding. The weighted average common shares outstanding were 1,205,677 for the nine-month period ended September 30, 2003 and 1,159,389 for the nine-month period ended September 30, 2002.

NOTE C -- DISCONTINUED OPERATIONS

    During the first quarter of 2003 the Board of Directors authorized the sale of North Oakland Community Bank. That decision was the result of North Oakland's past operating performance and the need to improve Lakeside's capital position. As a result, the assets and liabilities of North Oakland are presented as held-for-sale on the accompanying consolidated balance sheets and its operations are reported as discontinued on the accompanying consolidated statements of operations, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144. A definitive agreement to sell substantially all of the assets and liabilities of North Oakland was consummated in October, 2003.

    Major components of North Oakland's assets and liabilities held for sale (in thousands) as of September 30, 2003 and December 31, 2002 are as follows:

                                        2003                    2002
                                        ----                    ----
      ASSETS
      Investments                  $    5,047                $    4,026
      Loans, net                       22,179                    28,023
      Other                               486                       781

      LIABILITIES
      Deposits                         24,497                    30,991
      Other                               127                       188

    Summarized results of North Oakland's operations for the nine months ended September 30, 2003 and 2002 are as follows:

                                                         2003                        2002
                                                         ----                        ----
                  Interest and fee income            $       1,450              $       1799
                  Interest expense                             507                       678
                                                     -------------              ------------
                  Net interest margin                $         943              $       1121
                  Provision for loan losses                     53                       249
                  Other income                                  67                        58
                  Operating expenses                           864                       898
                  Net income                                    93                        32

    As of September 30, 2003 North Oakland's total risk-based capital ratio was 14.47%. Tier one risk-based capital was 13.18% and leverage ratio was 10.31%. At September 30, 2003 North Oakland was considered well-capitalized by the FDIC.

NOTE D -- RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue EITF 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. It is not expected that the provisions of SFAS No. 146, taken together with the application of SFAS No. 144 (Note C), will have a material impact on the net financial position or results of operations of the Corporation. The Corporation consummated the sale of North Oakland Community Bank in October, 2003.

    In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. Adoption did not have a significant impact on the Corporation's financial reporting.

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

    In January 2003, the Financial FASB issued FIN 46 "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities, more commonly known as "Special Purpose Entities" or "SPE'S." FIN 46 requires existing unconsolidated variable interest entities' interests to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. The interpretation is effective with respect to interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the interpretation applies to the first interim or annual reporting period beginning after June 15, 2003. It is not expected that the provision of FIN 46 will have a material impact on financial position, results of operations or cash flows of the Corporation.

    In April 2003 the FASB issued SFAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends a definition to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. The provisions of Statement No. 149 did not have a material impact on the financial position or results of operations of the Corporation.

    In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The provisions of Statement No. 150 did not have a material impact on the financial position of the Corporation.

NOTE E -- RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform with the current period presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OF CORPORATION

    Michigan Community Bancorp Limited (the "Corporation") was incorporated on January 28, 1998 under Michigan law and is a bank holding company, owning all of the outstanding common stock of Lakeside Community Bank ("Lakeside") and North Oakland Community Bank ("North Oakland"). Lakeside and North Oakland were organized as Michigan chartered banks with depository accounts insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Banks opened for business on January 5, 1999.

    Lakeside offers its banking services throughout Macomb County, Michigan, but primarily in Clinton Township, Macomb Township, Ray Township, Shelby Township, Washington Township, Mt. Clemens, Sterling Heights and Utica. North Oakland offers its banking services throughout Oakland County, Michigan, but primarily in Rochester, Rochester Hills, Pontiac, Troy, Auburn Hills, Oakland Township, Orion Township and Lake Orion Village. The assets and liabilities of North Oakland were sold in October, 2003.

    The Corporation's office and the office of Lakeside are located at 43850 Schoenherr Road, Sterling Heights, Michigan 48313. The main office of North Oakland is located at 1467 North Rochester Road, Rochester Hills, Michigan 48307.

    On October 17, 2003, the Corporation disposed of the assets and liabilities of North Oakland. See Part II, Item 5.

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

    The following discussion compares the financial condition of the Corporation and Lakeside (continuing operations) at September 30, 2003 and December 31, 2002, and the results of operations for the nine month periods ended September 30, 2003 and 2002. North Oakland's assets and liabilities are classified as held for sale (Refer to Note C). North Oakland was sold in October, 2003. This discussion should be read in conjunction with the financial statements and statistical data presented elsewhere in this report. This report contains forward-looking statements that can be identified by the use of the words "anticipate", "believe", "expect", "plan", and similar expressions. These forward-looking statements are not guarantees of future performance and involve substantial risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likeliness and degree of occurrence. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Corporation's actual results for future periods to differ materially from those anticipated or projected. A list of the material risks of the Corporation may be found under the caption "Risk Factors That May Affect Future Results" in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

FINANCIAL CONDITION

CONTINUING OPERATIONS

ASSETS

    The Corporation's total assets have decreased by $8.1 million, to $70.2 million at September 30, 2003, compared with $78.4 million at December 31, 2002.

    Cash and cash equivalents, which include federal funds sold and short-term investments, increased $6.3 million to $9.8 million at September 30, 2003 from $3.5 million at December 31, 2002. The increase was primarily the result of the sale of loans in preparation for the repurchase of loans originated by Lakeside and participated with North Oakland pursuant to the terms of the proposed agreement with Community Central Bank for the purchase and assumption of substantially all of the assets and liabilities of North Oakland.

    The following table shows the amortized cost and estimated fair value of the Corporation's security portfolio as of the dates indicated. Available-for-sale securities are shown on the balance sheet at estimated fair value.


                                                                             SEPTEMBER 30, 2003
                                                          ------------------------------------------------------
       ($ in thousands)                                                   GROSS             GROSS
                                                          AMORTIZED    UNREALIZED         UNREALIZED       FAIR
                                                            COST          GAINS             LOSSES         VALUE
                                                          ------------------------------------------------------
       U. S. Treasury securities and obligations of
            U. S. Government corporations and agencies      $709           $3                $ -           $712
       Corporate bonds                                       256            2                  -            258
                                                            ---------------------------------------------------
       Total                                                $965           $5                $ -           $970
                                                            ===================================================



                                                                             DECEMBER 31, 2002
                                                          ------------------------------------------------------
       ($ in thousands)                                                   GROSS             GROSS
                                                          AMORTIZED    UNREALIZED         UNREALIZED       FAIR
                                                            COST          GAINS             LOSSES         VALUE
                                                          ------------------------------------------------------
       U. S. Treasury securities and obligations of
            U. S. Government corporations and agencies      $727           $3                $ -           $730
       Corporate bonds                                       264            2                  -            266
                                                            ---------------------------------------------------
       Total                                                $991           $5                $ -           $996
                                                            ===================================================



    The amortized cost and estimated market of available-for-sale securities at September 30, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


               ($ in thousands)                             AMORTIZED         FAIR
                                                              COST            VALUE
                                                            -----------------------
Due in one year or less                                      $  256          $  258
Due after one year through five years                           709             712
-----------------------------------------------------------------------------------
Total                                                        $  965          $  970
===================================================================================


    Investment securities with an amortized cost and market value of $.9 million were pledged to secure the right to participate in the overnight federal funds market at Bank One.

    At September 30, 2003, Lakeside had $1.3 million classified as loans held for sale, compared to $2.2 million at December 31, 2002. These loans represent mortgage loans in process of being sold to various investor banks. The fair value of the loans held for sale is based on commitments on hand from investors or prevailing market prices. The loans held for sale are subject to interest rate risk. If rates increase before the loans are sold a loss may be recognized.

    At September, 2003 and December 31, 2002, respectively, the Corporation had $29.8 million and $37.6 million in loans. The following table shows the breakdown into the various loan products as of September 30, 2003 and December 31, 2002.


($ in thousands)                                SEPTEMBER 30         DECEMBER 31,
                                                    2003                 2002
                                                ---------------------------------
Mortgage loans on real estate:
Residential 1-4 family                           $   2,990            $   6,356
Commercial                                          13,217               11,490
Construction                                         1,581                3,235
Equity lines of credit                               1,925                  270
-------------------------------------------------------------------------------
     Total mortgage loans                           19,713               21,351

Commercial loans                                     8,342               14,022
Consumer installment loans                           1,814                2,243
-------------------------------------------------------------------------------
     Total loans                                    29,869               37,616

Less allowance for loan losses                       1,020                1,049
-------------------------------------------------------------------------------
Net loans                                        $  28,849            $  36,567
===============================================================================




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

    At September 30, 2003 the allowance for loan losses was $1.0 million at September 30, 2003 and December 31, 2002. Allowance for loan losses as a percentage of total loans was 3.4% at September 30, 2003 and 2.8% at December 31, 2002. Net charge-offs for the nine months ended September 30, 2003 and 2002 were $157,000 and $50,000, respectively. Based on the analysis of the September 30, 2003 loan portfolio, management believes the loan loss provision for the nine months and three months ended September 30, 2003 is adequate. The following table shows an analysis of the changes in the allowance for loan losses for the periods indicated.

                                                        NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                -----------------------------------------------------------------------
                                                SEPTEMBER 30       SEPTEMBER 30          SEPTEMBER 30      SEPTEMBER 30
($ in thousands)                                    2003               2002                  2003              2002
                                                -----------------------------------------------------------------------
Balance beginning of period                      $   1,049          $      537           $       937        $      541
Provision for loan losses                              128                 255                    75               210
Charge-offs                                           (199)                (50)                    -                (9)
Recoveries                                              42                   -                     8                 -
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                       (157)                (50)                    8                (9)
-----------------------------------------------------------------------------------------------------------------------
Balance end of period                            $   1,020          $      742           $     1,020        $      742
=======================================================================================================================

ALLOWANCE AS A PERCENTAGE OF:
     Loans                                           3.41%               2.05%                                       -
     Net charge-offs                               649.68%            1484.00%             12750.00%          8244.44%



    Nonperforming assets consist of impaired loans on nonaccrual status, loans past due 90 days or more and other repossessed assets. A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.

    As of September 30, 2003, there was one commercial loan totaling $32,000 classified as nonaccrual. At September 30, 2003 there were two mortgage loans totaling $582,000 and at December 31, 2002 there was one mortgage loan totaling $209,000 in a nonaccrual status. Management actively manages the loan portfolio, seeking to identify and resolve problem assets at an early stage.

    If the nonaccrual loans discussed above had been paying in accordance with their contractual terms, an additional $17,700 would have been recorded in interest income during the nine-month period ended September 30, 2003. To management's knowledge, there are no additional loans which cause management to have doubts about the ability of such borrowers to comply with the contractual loan terms or which may have a material effect on the Corporation's balance sheet or results of operations.

NONPERFORMING ASSETS
($ in thousands)                                                    SEPTEMBER 30       DECEMBER 31,
                                                                        2003               2002
                                                                    -------------------------------
Nonaccrual loans
Commercial loans                                                      $    32               $ -
Mortgage loan                                                             582               209
-----------------------------------------------------------------------------------------------
Total nonaccrual loans                                                    614               209
                                                                      -------------------------

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
Commercial loans                                                          208                 -
Commercial mortgages                                                        -               455
                                                                      -------------------------
Total accruing loans past due 90 days or more                             208               455
-----------------------------------------------------------------------------------------------
Total nonperforming loans                                                 822               664
                                                                      -------------------------

REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Residential real estate owned                                             744                 -
-----------------------------------------------------------------------------------------------
Total nonperforming assets                                            $ 1,566             $ 664
===============================================================================================


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


LIABILITIES

    During the nine months ended September 30, 2003, total deposits decreased by $800,000, to $39.4 million compared to $40.2 million at December 31, 2002. An increase occurred in NOW accounts in the amount of $980,000, in savings and money markets in the amount of $4.5 million, and in demand deposits in the amount of $4.6 million was offset by a decrease in certificates in the amount of $10.9 million. The following table shows the breakdown into the various deposits products as of September 30, 2003 and December 31, 2002.




( $ in thousands)                               SEPTEMBER 30       DECEMBER 31,
                                                    2003               2002
                                                -------------------------------
NOW accounts                                     $   2,107          $   1,113
Money market deposits                               11,967              7,656
Savings deposits                                       720                549
Certificates of deposit under $100,000              13,037             18,206
Certificates of deposit $100,000 and over            4,311             10,012
-----------------------------------------------------------------------------
Total interest bearing deposits                     32,142             37,536
Demand deposits                                      7,223              2,621
-----------------------------------------------------------------------------

     Total deposits                              $  39,365          $  40,157
=============================================================================


CAPITAL

    The Corporation was originally capitalized through an initial public offering of common stock in December 1998. The Corporation does not contemplate the need to raise additional capital during the next twelve months. Management believes, based on the proceeds from the October, 2003 sale of North Oakland Community Bank (See "Part II -- Item 5, Other Information"), that its current capital and liquidity will provide the Corporation with adequate capital to support expected level of deposit and loan growth and to otherwise meet cash and capital requirements.

    Following are selected capital ratios for the Corporation as of September 30, 2003, along with the minimum regulatory requirement for each item. To be considered "well-capitalized" by the FDIC, the Corporation must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, leverage ratio of at least 5% and must not be subject to any written agreement from any regulatory agency requiring it to meet or maintain any specific capital levels. As of September 30, 2003, Lakeside Community Bank's total risk-based capital ratio was

10.8%, Tier 1 risk-based capital ratio was 9.5% and leverage capital ratio was 7.3%. At September 30, 2003 the Bank was considered to be
"adequately-capitalized" based on terms included in our written agreement with the FDIC. The following table represents a consolidated capital calculation for the Corporation.

                                                                                 To be adequately             To be well
                                                          Actual                    Capitalized               Capitalized
                                                 ----------------------        --------------------      --------------------
($ in thousands)                                   Amount        Ratio          Amount       Ratio        Amount      Ratio
                                                 ----------------------        --------------------      --------------------

Total capital to risk weighted assets            $   3,505       10.8 %        $  2,603       8.0 %      $  3,254     10.00 %
Tier I capital to risk weighted assets               3,092        9.5             1,301       4.0           1,952      6.00
Tier I capital to average assets (leverage)          3,092        7.3             1,684       4.0           2,105      5.00



LIQUIDITY

    Liquidity management involves the ability to meet the cash flow requirements of the Bank's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. The Corporation's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits, federal funds sold, and the issuance of common stock. An additional source of liquidity, as the need arises, is out-of-market or Internet certificates of deposits. The out-of--market and Internet certificates of deposits usually require a higher interest rate and are a more volatile source of liquidity. As of September 30, 2003 the Bank had $2.9 million in out-of-market certificates of deposits compared to $4.9 million at December 31, 2002. Management is working to minimize the use of out-of-market certificates of deposits in 2003. The Bank had borrowing capability of approximately $850,000 on an unused line of credit with Bank One at September 30, 2003.

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

    The following table shows the maturity and repricing distribution of the Bank's interest earning assets and interest bearing liabilities as of September 30, 2003. This table displays the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. Loans are presented gross of the allowance but net of nonaccruing loans, while securities are shown at amortized cost. Assumptions incorporated into this time table include estimates of partial redemptions on NOW, Money Market and savings accounts.


                                                            AFTER THREE      AFTER ONE
($ in thousands)                               WITHIN       MONTHS BUT        YEAR BUT     AFTER
                                                THREE       WITHIN ONE      WITHIN FIVE     FIVE
Interest earning assets                        months          year            years       years        Total
                                         ---------------------------------------------------------------------
Federal funds sold                            $  7,050       $      -         $     -     $     -     $  7,050
Securities, at amortized cost                      201            764               -                      965
Federal Home Loan Bank stock                        95              -                                       95
Portfolio loans and loans held for sale         17,876          3,642           8,412       1,262       31,191
Federal Home Loan Bank money market                 44                                                      44
                                         ---------------------------------------------------------------------
Total                                         $ 25,266       $  4,406         $ 8,412     $ 1,262    $  39,345
                                         ---------------------------------------------------------------------

INTEREST BEARING LIABILITIES

NOW and money market accounts                 $ 14,074       $      -         $     -     $     -     $ 14,074
Savings deposits                                   720                                                     720
Time deposits less than $100,000                 2,514          7,909           2,614                   13,037
Time deposits of $100,000 or more                2,399          1,600             312                    4,311
                                         ---------------------------------------------------------------------
Total                                         $ 19,707       $  9,509         $ 2,926     $     -     $ 32,142
                                         ---------------------------------------------------------------------

Rate sensitivity gap                           $ 5,559       $ (5,103)        $ 5,486     $ 1,262     $  7,203
                                         ---------------------------------------------------------------------
Cumulative rate sensitivity gap                $ 5,559       $    456         $ 5,942     $ 7,204
                                         =====================================================================

Rate sensitivity gap ratio                       22.0%        -115.8%           65.2%      100.0%
                                         --------------------------------------------------------
Cumulative rate sensitivity gap                                  1.5%           15.6%       18.3%
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

    At September 30, 2003, the Corporation is considered "asset sensitive" in the time interval of the first three months, according to the preceding table. In a downward rate environment, the Corporation might not be able to decrease prices on interest bearing liabilities as quickly as decreases on rates on interest earning assets. The Corporation is considered to be somewhat evenly matched at the one year accumulated gap position.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002:

    The Corporation reported net income for continuing operations of $86,000 for the nine months ended September 30, 2003 compared to a net loss of $809,000 for the nine months ended September 30, 2002, representing a substantial improvement.

    Net interest income decreased by 13.9% to $1,202,000 for the nine months ended September 30, 2003 compared to $1,396,000 for the same period ended September 30, 2002. The net interest margin decreased to 4.03% for the nine months ended September 30, 2003, compared to 4.37% for the nine months ended September 30, 2002. The rate earned on interest earning assets decreased by .73% for the nine months ended September 30, 2002 to 6.45% for the nine months ended September 30, 2003. The rate paid on interest bearing liabilities decreased by ..43% for the nine months ended September 30, 2002 to 2.85% at September 30, 2003. The decreases in both interest rates earned and interest rates paid are primarily the result of the decreases in rates enacted by the Federal Reserve throughout the year 2002 and 2003. Management intends to emphasize balance sheet management to attempt to keep net interest income stable.

    The following table shows the Corporation's consolidated average balances of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense and the average yield or rate for each major category of interest earning assets and interest bearing liabilities, and the net interest margin, for the nine month periods ended September 30, 2003 and 2002. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Home Loan Bank equity holdings are included in securities for the purposes of this analysis.

Net Interest Income
Average Balances, Interest Income/Expense, Average Rates
                                                                                              Nine months ended September 30,
                                                                  2003                                    2002
                                                ------------------------------------        ------------------------------------
($ in thousands)                                 Average                     Average        Average                      Average
                                                 Balance        Interest       Rate         Balance        Interest        Rate
                                                --------        --------------------        -------        ---------------------
Assets
Interest bearing balances with banks            $    227         $    -       0.00%         $   117         $    -        0.00%
Federal funds sold                                 2,096             18       1.15%           1,033             15        1.94%
Securities                                         1,261             24       2.54%           1,702             58        4.54%
Loans, including fees                             36,207          1,884       6.94%          39,747          2,221        7.45%
                                                --------         ------------------         -------         ------
    Total earning assets/interest income          39,791          1,926       6.45%          42,599          2,294        7.18%
Cash and due from banks                            2,845                                      2,629
Allowance for loan losses                           (915)                                      (542)
Other assets                                       1,250                                      1,155
                                                --------                                    -------
    Total assets                                $ 42,971                                    $45,841
                                                ========                                    =======

Liabilities and Equity
Interest bearing demand and money markets       $ 11,524         $  136       1.57%         $10,931         $  135        1.65%
Savings accounts                                     672              3       0.60%             666              6        1.20%
Time deposits less than $100,000                  15,451            454       3.92%          16,871            569        4.50%
Time deposits $100,000 and over                    6,268            131       2.79%           8,095            189        3.11%
                                                --------         ------                     -------         ------
    Total interest bearing liabilities
       interest expense                           33,915            724       2.85%          36,563            899        3.28%
                                                                 ------                                     ------
Noninterest bearing demand deposits                5,831                                      5,005
Other liabilities                                    210                                        146
Shareholders' equity                               3,015                                      4,127
                                                --------                                    -------
    Total liabilities and shareholders'
       equity                                   $ 42,971                                    $45,841
                                                ========                                    =======
Net interest income                                              $1,202                                     $1,395
                                                                 ======                                     ======
Net interest spread                                                           3.60%                                       3.90%
                                                                              =====                                       =====
Net interest margin                                                           4.03%                                       4.37%
                                                                              =====                                       =====



    Loan losses improved in 2003 compared to 2002, therefore, the provision for loan losses for the nine months ended September 30, 2003 was $128,000 compared to $255,000 for the same period in 2002.

    Noninterest income was $511,000 for the nine months ended September 30, 2003 compared to $174,000 for the same period in 2002. The increase was a result of service charges imposed on a newly introduced deposit product and gains on the sale of mortgage loans held for sale.

    Noninterest expense for the first nine months of 2003 decreased by $650,000 as compared to the same period in 2002. The largest component of noninterest expense was salaries and employee benefits, which totaled $751,000 and $836,000 for the nine months ended September 30, 2003 and 2002, respectively. Occupancy and equipment expense totaled $335,000 and $536,000 for the nine months ended September 30, 2003 and 2002, respectively. Cost reductions in these areas were the result of reducing staff count and management's conscious effort to monitor and control expenses. Currently, North Oakland reimburses Lakeside for certain administrative services provided by Lakeside personnel. After the sale of North Oakland is completed, Lakeside intends to offset the reimbursement through an anticipated reduction in staff as well as potential increases in commercial loan fee and residential mortgage fee income as Lakeside management intends to devote additional time to revenue generation. Management continues to review personnel needs and other expenses in order to reduce such costs to increase profitability at the current operating level.

COMPARISON OF THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002:

    The Corporation reported net income from continuing operations of $20,000 for the three months ended September 30, 2003, compared to a net loss of $722,000 for the three months ended September 30, 2002, representing an increase of 103% in quarter-to-quarter comparisons.

    Net interest income decreased by 16.6% to $376,000 for the three months ended September 30, 2003, compared to $451,000 for the three months ended September 30, 20002, primarily due to pressure arising from decreases in the prime lending rate during 2002 and 2003. Management intends to continue to emphasize balance sheet management to keep net interest income stable.

    Loan losses improved in 2003 compared to 2002, therefore, the provision for loan losses for the three months ended September 30, 2003 was $75,000 compared to $210,000 for the same period in 2002.

    Non-interest income was $171,000 for the three months ended September 30, 2003 compared to $59,000 for the same period in 2002. The largest component of non-interest income in 2003 is deposit account service charges, which comprised 50.9% of the three month total.

    Non-interest expense for the three months ended September 30, 2003 decreased by $595,000 or 58.2%. The largest component of non-interest expense was salaries and employee benefits which totaled $216,000 and $277,000 for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 22.0%. The largest component making up the decrease in non-interest expense is the occupancy and equipment category. The category decreased by 54.6% to $133,000 in the three months ended September 30, 2003 from $293,000 for the same period of 2002. The primary factor that contributed to the decrease in occupancy and equipment was management's conscious effort to monitor and control expenses.

ITEM 3. CONTROLS AND PROCEDURES

    The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Corporation known to others within the Corporation which is required to be included in our periodic reports filed under the Exchange Act.

    There have been no changes in the Corporation's internal controls over financial reporting that occurred during the period this Form 10-QSB was being prepared that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Corporation is involved in routine litigation incidental to its business. The Corporation is defending its interest and is contesting such claims against it. Management believes the ultimate disposition of these matters will not have a material adverse effect on the financial statements.

ITEM 2. CHANGES IN SECURITIES

    Effective May 3, 2003, 20,834 shares of Series A Voting Convertible Preferred Stock ("Preferred Stock") previously privately placed to one accredited investor on May 3, 2002 were automatically converted into 62,502 shares of Common Stock of the Corporation. Such shares of common stock were issued in October 2003. The shares of Preferred Stock and the shares of Common Stock were issued pursuant to exemptions from registration under Section 4(2), 4(6) and Regulation D under the Securities Act of 1933.


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

    The results of the voting were as follows:

                 Name of Director                       Votes for                 Votes withheld
                 ----------------                       ---------                 --------------
                 Gary Davison                           747,445                           12,400
                 Philip T. Hernandez                    747,545                           12,300
                 J. William Sumner                      746,545                           13,300

    The names of the other directors and their remaining terms are as follows:

                                Name of Director                    Term
                                ----------------                    ----
                                Frank D. Blowers                    2005
                                Joseph S. Lentine                   2004
                                Frederick Maibauer, M.D.            2004
                                Robert R. Peleman, M.D.             2005
                                Russell M. Shelton                  2005
                                Jeff Tamaroff                       2004


    The following are the results with respect to the ratification of Rehmann Robson to serve as independent public accountants for the 2003 fiscal year:

                   For                           Against                  Abstain
                   ---                           -------                  -------
                   749,455                       1,300                    9,090


ITEM 5.  OTHER INFORMATION

    On October 17, 2003, the Corporation disposed of substantially all of the assets of North Oakland pursuant to a Purchase and Assumption Agreement, dated as of July 9, 2003 by and between the Corporation, North Oakland and Community Central Bank, a wholly-owned subsidiary of Community Central Bank Corporation.

    The Purchase and Assumption Agreement provided that Community Central Bank pay North Oakland the value of the acquired assets less the amount of assumed liabilities plus a premium on the amount of core deposit liabilities to be assumed. The assets of North Oakland, which were disposed of, consisted of approximately $17.6 million in net loans, $7.3 million in cash and due from bank, $400,000 in other assets and

$240,000 in fixed assets and leasehold improvements. Community Central Bank assumed liabilities of $23 million and paid the Corporation a premium of approximately $1 million on the amount of the core deposit liabilities which were assumed.



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



November 12, 2003                      Michigan Community Bancorp Limited

                                       By:  /s/ J. William Sumner
                                          -----------------------
                                       J. William Sumner
                                       Chief Executive Officer

                                       By: /s/ Frank D. Blowers
                                          ---------------------
                                       Frank D. Blowers
                                       President and Chief Operating Officer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER          DESCRIPTION

31.1                    Certification of Chief Executive Officer
31.2                    Certification of Principal Financial Officer
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002